Form 10QSB
period 1999-06-30
AMERICAN FIRE RETARDANT CORP
filed 1999-08-13
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 1999; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 000-26261

                          AMERICAN FIRE RETARDANT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
------------------------------                          -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9337 Bond Avenue, El Cajon, California                          92021
----------------------------------------------------    ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (619) 390-6888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 1999 there were 2,343,788 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 19 pages, the Exhibit Index is located at page 19.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from inception through June 30, 1998 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                          -----------------------------
                                                                           Page
                                                                           ---
Balance Sheets ........................................................... 3
Statements of Operations ................................................. 5
Statements of Stockholders' Equity (deficit) ............................. 6
Statements of Cash Flows ................................................. 7
Notes to Financial Statements for Period ................................. 9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          AMERICAN FIRE RETARDANT CORP.
                           Consolidated Balance Sheet

                                     ASSETS

                                                         June 30,           December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash                                                $    19,249         $    62,057
   Inventory                                               123,251             140,495
   Accounts receivable, net                                401,261             472,302
                                                       ----------------------------------

     Total Current Assets                                  543,761             674,854
                                                       ----------------------------------

PROPERTY AND EQUIPMENT                                     189,306             196,603
                                                       ----------------------------------

OTHER ASSETS

   Deferred charges, net                                    53,200              72,500
   Deposits and other assets                                16,372              16,372
                                                       ----------------------------------

     Total Other Assets                                     69,572              88,872
                                                       ----------------------------------

     TOTAL ASSETS                                      $   802,639         $   960,329
                                                       ==================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         June 30,           December 31,
                                                           1999                 1998
                                                       --------------      --------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                    $    88,769         $    65,887
   Accrued expenses                                        229,624             221,621
   Unearned revenue                                         42,690              42,690
   Shareholder loans                                       201,663             215,700
   Notes payable, current portion                          254,026             225,697
   Line of credit                                          378,637             418,869
                                                       ---------------------------------

     Total Current Liabilities                           1,195,409           1,190,464
                                                       ---------------------------------

LONG-TERM LIABILITIES

   Notes payable                                            82,976              94,668
                                                       ---------------------------------

     Total Liabilities                                   1,278,385           1,285,132
                                                       ---------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively              2,344               2,279
   Additional paid-in capital                              847,114             801,590
   Accumulated deficit                                  (1,325,204)         (1,128,672)
                                                       ---------------------------------

     Total Stockholders' Equity (Deficit)                 (475,746)           (324,803)
                                                       ---------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                 $   802,639         $   960,329
                                                       =================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                                          For the Six Months          For the Three Months
                                            Ended June 30,                Ended June 30,
                                        -------------------------     --------------------------
                                        1999           1998           1999           1998
                                        --------------------------------------------------------
NET SALES                               $1,021,544     $  849,514     $  469,301     $  444,071

COST OF SALES                              321,814        274,969        156,735        162,356
                                        --------------------------------------------------------

GROSS MARGIN                               699,730        574,545        312,566        281,715
                                        --------------------------------------------------------

EXPENSES

Selling, general and administrative        704,936        820,691        344,326        418,357
Depreciation and amortization expense       36,016          6,496         18,008          3,248
                                        --------------------------------------------------------

     Total Expenses                        740,952        827,187        362,334        421,605
                                        --------------------------------------------------------

INCOME (LOSS) BEFORE OTHER
 EXPENSES                                  (41,222)      (252,642)       (49,768)      (139,890)
                                        --------------------------------------------------------

OTHER EXPENSES

  Interest expense                        (144,451)       (82,106)       (83,135)       (46,852)
  Bad debt expense                         (10,859)       (12,458)        (5,396)        (3,881)
                                        --------------------------------------------------------

     Total Other Expenses                 (155,310)       (94,564)       (88,531)       (50,733)
                                        --------------------------------------------------------

LOSS BEFORE INCOME TAXES                  (196,532)      (347,206)      (138,299)      (190,623)

PROVISION FOR INCOME TAXES                       -              -              -              -
                                        --------------------------------------------------------

NET LOSS                                $ (196,532)    $ (347,206)    $ (138,299)    $ (190,623)
                                        ========================================================

BASIC LOSS PER SHARE                    $    (0.17)    $    (0.33)    $    (0.24)    $    (0.36)
                                        ========================================================

FULLY DILUTED LOSS PER SHARE            $    (0.17)    $    (0.33)    $    (0.24)    $    (0.36)
                                        ========================================================

BASIC WEIGHTED AVERAGE SHARES            1,155,613      1,051,030        577,806        525,515
                                        ========================================================

FULLY DILUTED WEIGHTED
 AVERAGE SHARES                          1,155,613      1,051,030        577,806        525,515
                                        ========================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                   Common Stock                  Additional     Stock
                                   ----------------------        Paid-In        Subscription   Accumulated
                                   Shares         Amount         Capital        Receivable     Deficit
                                   ------------------------------------------------------------------------
Balance, December 31, 1997         2,018,333      $  2,018       $  730,369     $ (30,000)     $ (695,768)

Common stock issued for cash           4,785             5           18,495             -               -

Receipt of stock subscription              -             -                -        30,000               -

Common stock issued for
 services and interest               255,543           256           52,726             -               -

Net loss for the year ended
 December 31, 1998                         -             -                -             -        (432,904)
                                   ------------------------------------------------------------------------

Balance, December 31, 1998         2,278,661         2,279          801,590             -      (1,128,672)

Common stock issued for
 debt conversion (unaudited)          49,159            49           34,362             -               -

Common stock issued for
 interest (unaudited)                 15,968            16           11,162             -               -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                               -             -                -             -        (196,532)
                                   ------------------------------------------------------------------------

Balance, June 30, 1999
 (unaudited)                       2,343,788      $  2,344       $  847,114    $        -      $(1,325,204)
                                   ========================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                        AMERICAN FIRE RETARDANT CORPORATION
                                                  AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)

                                                    For the Six Months          For the Three Months
                                                       Ended June 30,                Ended June 30,
                                                  -------------------------     --------------------------
                                                  1999           1998           1999           1998
                                                  --------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                        $ (196,532)    $ (347,206)    $ (138,299)    $ (190,623)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense          11,178         30,961         11,178         30,961
    Depreciation and amortization                     36,016          6,496         18,008          3,248
    Bad debt expense                                  10,859         12,548          5,396          3,971
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable        60,181          2,370         48,349         63,311
    (Increase) decrease in deposits                        -         (6,683)             -              -
    (Increase) decrease in inventory                  17,244        (14,500)           998           (539)
    (Increase) decrease in prepaid expenses
      and deferred charges                                 -          5,225              -          5,225
    Increase (decrease) in accounts payable           22,882            303         28,080        (13,278)
    Increase (decrease) in accrued expenses            8,005         72,590        (20,623)        23,444
    Increase (decrease) in unearned revenue                -              -        (27,205)        (4,400)
                                                  --------------------------------------------------------

      Net Cash Provided (Used) by
      Operating Activities                           (30,167)      (237,896)       (74,118)       (78,680)
                                                  --------------------------------------------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                            (9,420)       (12,290)        (2,360)             -
                                                  --------------------------------------------------------

       Net Cash (Used) by Investing Activities        (9,420)       (12,290)        (2,360)             -
                                                  ---------------------------------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from sale of common stock                       -         48,500              -          7,000
  Proceeds from notes payable                        105,000         75,500        105,000         50,100
  Proceeds from lines of credit                      763,869        457,865        404,401        274,501
  Payment on notes payable and line of credit       (872,090)      (308,650)      (442,406)      (264,849)
                                                  --------------------------------------------------------
      Net Cash Provided (Used) by
      Financing Activities                        $   (3,221)    $  273,215     $   66,995     $   66,752
                                                  --------------------------------------------------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                    For the Six Months          For the Three Months
                                                       Ended June 30,                Ended June 30,
                                                  -------------------------     --------------------------
                                                  1999           1998           1999           1998
                                                  --------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                   $  (42,808)    $   23,029     $   (9,483)    $  (11,928)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 62,057         83,911         28,732        118,868
                                                  --------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $   19,249     $  106,940     $   19,249     $  106,940
                                                  ========================================================

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                        $  115,693     $   51,145     $   59,256     $   15,891
  Income taxes                                    $        -     $        -     $        -     $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                    $   34,411     $        -     $   34,411     $        -
  Common stock issued for interest                $   11,178     $   30,961     $   11,178     $   30,961




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

     NET SALES increased $25,230 or 5.68% over the comparable period a year earlier. For such three month periods the increase was from $444,071 to $469,301. The increase in net sales is due to additional contracts signed in the course of doing normal business.

     GROSS PROFIT increased 10.95% in the three months ended June 30, 1999 to $312,566 from $281,715. Gross profit as a percentage of sales was 66.6% for the second quarter of fiscal 1999 compared to 63.4% for the second quarter of fiscal 1998. The increase in percentage gross profit is mainly due to increased sales in chemicals which the company has a higher percent of profit. Also, the Company now controls the manufacturing of its main chemical, FIREXTRA 238 at a savings of $12 per gallon. In addition, the Company is now pricing its products more competitively.

     OPERATING EXPENSES decreased to $362,334 for the three months ended June 30, 1999 from $421,605 for the three months ended June 30, 1998. The decrease in operating expenses is primarily due to a decrease in payroll expenses from the second quarter of 1998 to the second quarter of 1999. In 1998 the Company was involved in a very large job at Beau Rivage in Biloxi, Mississippi which resulted in a much larger payroll. The payroll for the entire Company for the three months ended June 30, 1999 was $107,064 compared to $242,412 for the same period in 1998. The decrease in payroll expenses in the second quarter 1999 was significantly offset by a substantial increase in legal and accounting fees in preparation for the Company going public. The legal and accounting fees for the second quarter 1999 were $44,688 as compared to $1,112 for the second quarter 1998. There was also an increase in travel expenses associated with various meetings with the attorneys and accountants in the same matter. Travel also included trips for maintaining due diligence in future acquisitions in addition to normal business trips to Louisiana and Florida, setting up the Florida satellite office and sending crews to Florida and Louisiana for particular jobs. The travel for the second quarter 1999 was $50,486 as compared to $26,371 for the same period in 1998.

     As a result of the foregoing factors, the Company had a NET LOSS of $138,299 for the three months ended June 30,1999 as compared to a NET LOSS of $190,623 for the three months ended June 30, 1998, a decrease of 27.45%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

     NET SALES increased $172,030 or 20.25% for the six months ended June 30,1999 to $1,021,544 from $849,514 for the six months ended June 30, 1998. The increase in net sales is attributable to a significant increase in overall business. The sale of chemicals increased 46.92% for the six months ended June 30, 1999 from $130,048 for the six months ended June 30, 1998 to $191,065 for the six months ended June 30, 1999. The firefilm jobs increased from $97,436 for the six months ended June 30,1998 to $258,349 for the same period in 1999. That is a 165.15% increase from 1998 to 1999. Our fabric treatment sales increased 136.54% in the six-month period for 1999 as compared to the same six-month period in 1998. It was $87,598 for the six-months ended June 30, 1998 as compared to $207,200 for the six months ended June 30, 1999. However, all of these increases were significantly offset by a decrease in firestop sales due to the completion of the Beau Rivage job prior to 1999. The firestop sales for the six months ended June 30, 1999 were $283,698 as compared to $453,471 for the six months ended June 30, 1998. That is a 59.84% decrease in those six-month periods from 1998 to 1999. As a result of the foregoing factors, the NET SALES for the company increased $172,030 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     GROSS PROFIT increased 21.79% in the six months ended June 30, 1999 to $669,730 from $574,545. Gross profit as a percentage of sales was 68.5% for the first half of 1999 as compared to 67.6% for the first half of fiscal 1998. This increase is primarily due to the increase in net sales, as the cost of sales remained consistent as a percentage for the two periods. Also, the Company now controls the manufacturing of its main chemical, FIREXTRA 238 at a savings of $12 per gallon. In addition, the Company is now pricing its products more competitively.

     OPERATING EXPENSES decreased to $740,952 for the six months ended June 30, 1999 from $827,187 for the six months ended June 30, 1998. This decrease was primarily due to the decrease in payroll expenses from 1998 to 1999, which was caused by the completion of the Beau Rivage job later in 1998.

The payroll expenses decreased $221,821 from the first half of the fiscal year 1998 to the first half of fiscal year 1999. They were $226,738 in the six months ended June 30, 1999 as compared to $448,559 for the six months ended June 30, 1998. This decrease was significantly offset by an increase in various categories, including:

                                                %
          EXPENSE                            INCREASE
          -------------------------------------------
          Accounting and Legal               636.1%
          Advertising                        255.8%
          Travel                              58.4%
          Interest                            56.6%

     The accounting and legal expenses are directly related to the Company preparing to go public. The interest increase is due to the use of factoring and additional interest on loans received by the Company to assist in cash flow. The travel increase is because of the number of meetings with the attorneys and accountants in preparation for the Company going public in addition to the other reasons stated above. The advertising has increased in an effort to better publicize the Company to a larger market.

     As a result of the foregoing factors, the Company had a NET LOSS of $196,532 for the six months ended June 30, 1999 as compared to a NET LOSS of $347,206 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volume. Specifically, funds are required to provide materials and manpower required for larger contracts which the Company has been signing beginning in July of 1999. Working capital for the six months ended June 30, 1999 was funded primarily through the sale of accounts receivable and proceeds from private lenders.

     Net cash provided by operating activities was ($30,167) for the six months ended June 30, 1999 as compared to ($237,896) for the six months ended June 30, 1998. This substantial change is due in large part to the significant decrease in the NET LOSS of $150,674. A significant part of the loss in the second quarter of fiscal 1998 was because an employee purposefully set out to undermine the Company for his own reasons and then left for a competitor.

     Net cash provided by financing activities for the six months ended June 30, 1999 was ($3,221) compared to $273,215 during the six months ended June 30, 1998. The first half of fiscal 1999 included $105,000 proceeds from the notes payable and $763,869 from lines of credit. The repayment of the notes payable and lines of credit offset these amounts. For the first half of fiscal 1998, $48,500 was provided from issuance of capital stock. No such issuance occurred in the first half of fiscal 1999.

     The Company holds a patent on a new product that is just coming into the marketplace, and proprietary rights on several of its fire-retardant chemicals. The Company will engage in a research and development program, and is now searching for a chemist to head the program.

CAUTIONARY FORWARD -LOOKING STATEMENT
-------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES
----------------

     Year 2000 Issues - Uncertainty Of The Effects Of The Year 2000 On Computer Programs And Systems. The "year 2000" issue concerns the potential exposure related to the possible automatic generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. When the year 2000 begins, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generating erroneous calculations or presenting information in an unusable format. The Company is dependent on multiple computer servers and the third-party computer programs running on them to provide data in support of its accounting and administrative functions. The Company's plan for year 2000 compliance includes the following phases: (i) conducting a comprehensive inventory of the Company's internal systems, including information technology systems and non-information technology systems and the systems acquired or to be acquired by the Company from third parties, (ii) assessing and prioritizing any required changes, upgrades, or enhancements, (iii) resolving any problems by repairing or, if appropriate, replacing the non-compliant systems, (iv) testing all remediated systems for Year 2000 compliance and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by a previously unanticipated problem relating to the Year 2000. In recognition of the potential year 2000 problem, the Company has begun a program to replace any of its existing communications, engineering and accounting software that is not year 2000 compliant with new software that is warranted by its vendors as being year 2000 compliant. It is anticipated that the costs of such replacement will not be material. The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers and vendors. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of informal inquiries and review of hardware and software documentation. The components to be purchased by the Company in connection with the manufacture of its products are generally available through numerous independent sources. Due to the broad diversification of these sources, the risk associated with potential business interruptions as a result of year 2000 non-compliance by one or more sources is not considered significant. It is anticipated that the steps the Company has taken and is continuing to take to deal with the year 2000 problem will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company.

RISK FACTORS
------------

     FUTURE CAPITAL REQUIREMENTS; UNCERTAININTY OF FUTURE FUNDING. The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company would need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to curtail one or more of its future programs.

     PATENTS AND PROPRIETARY RIGHTS. The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and for non-commercial available components designed and developed by the Company that are integral to product performance. The Company intends to closely monitor competing product introductions for any infringement of the Company's proprietary rights. The Company believes that, as the demand for products such as those developed by the Company increases, infringement of intellectual property rights may also increase. If infringement of the Company's proprietary rights is by industry competitors, they have substantially greater financial, technical, and legal resources than the Company which could adversely affect the Company's ability to defend its rights. In addition, the Company could incur substantial costs in defending its rights.

     DEPENDENCE ON KEY EMPLOYEES. Historically, the Company has been heavily dependent on the ability of Bruce E. Raidl, to contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurance that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     NEED FOR ADDITIONAL SPECIALIZED PERSONNEL. Although the management of the Company is committed to the business and continued development and growth of the business, the additional of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

     COMPETITION. There are numerous corporations, firms and individuals which are engaged in the type of business activities in which the Company is presently engaged. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company. While the Company hopes to be competitive with other similar companies, there can be no assurance that such will be the case.

     VOTING CONTROL. Due to the joint ownership of a majority of the shares of the Company's outstanding common stock by Angela M. Raidl and her brother Bruce Raidl, collectively, these individuals have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     ABILITY TO MAINTAIN ADEQUATE INVENTORY LEVELS. The size of the fire retardant and fire protection markets and need to maintain adequate inventories with regard to such products could force the Company into implementing additional manufacturing and warehousing programs. There can be no assurance that the Company will have the necessary capital resource or man power to implement such manufacturing and warehousing programs.

     DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES. Due to the Company's limited resources, the sales and marketing of the Company's products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources.

     RISKS OF "PENNY STOCKS." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

     Section 15(g) of the 1934 Act and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     NO MARKET FOR COMMON STOCK. Although the Company intends to submit for quotation of its common stock on the OTC Bulletin Board of the NASD following the effectiveness of this registration statement, and to seek a broker-dealer to act as market maker for its securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

                           PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

    Alman v. AFRC Florida
     ---------------------

     The Company was involved in litigation in the calendar year 1997. The Company's former subsidiary, AFRC Florida was a party defendant in the matter Allen E. Alman and Phyllis S. Alman v. American Fire Retardant Corporation of Florida and Stephen F. Owens, Dade County Florida, Case No. 97-7203 CA 09. The matter was a dispute over the terms of a Stock Purchase Agreement entered into in September 1993 with regard to the purchase by AFRC Florida of all the stock and assets of Apco Equipment Sale Corporation dba Thoro-Sheen Company. This matter was resolved in July 1997 wherein AFRC Florida and Mr. Owens agreed to pay to Mr. And Mrs. Almans the total sum of $51,550, payable $5,775.00 on or before July 15, 1997, $5,775.00 on or before August 30, 1997 and the balance of $40,000 in installments of $1,800.00 per month for 24 months commencing on September 30, 1997, until paid in full. To date the Company has made all payments in a timely manner pursuant to the terms of the Joint Stipulation.

     Halvelin v. AFRC
     ----------------

     The Company is a party defendant in the matter of Havelin v. American Fire Retardant Corporation, United States District Court, Southern District of Mississippi, Case No. 1-99CV156GR. The Plaintiff, Jennifer L. Havelin is suing the Company alleging that the Company discriminated against the Plaintiff because of Plaintiff's sex, a female. The Plaintiff originally filed a claim with Equal Employment Opportunity Commission ("EEOC") in May 15, 1998 alleging discrimination and that Plaintiff had been laid off because she was a female. On January 29, 1999 the EEOC dismissed Plaintiffs claim as being without merit. This action arises from the same facts set forth by Plaintiff in her claim with the EEOC and the Company believes that the Company will prevail on the merits of this action. Further, pursuant to Title VII the Plaintiff had 90 days (i.e. until May 1, 1999) to file a lawsuit in Federal Court with regard to this matter. The Plaintiff filed her action beyond the prescribed time period.

     Delinquent Payroll Taxes
     ------------------------

     The Company owes the Internal Revenue Service $219,582 for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 through the 4th quarter of 1998. The total delinquent payroll tax liabilities are $101,403 attributed to AFRC Florida and $118,178 attributed to AFRC Louisiana. The Company has retained the tax counsel of Royston & Hebert in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and the Company is currently submitting an Offer and Compromise work-out agreement to obtain a substantial reduction of the outstanding payroll tax balance due. The Company has since kept current with all present payroll and other tax obligations.

     With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.

         Not required.

Item 3.  Defaults Upon Senior Securities.

         Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 1, 1999, a majority of the shareholders pursuant to Section 78.320(2) of the Nevada Revised Statutes voting in favor of Restating the Company's By-laws. A copy of said By-laws are incorporated herein by reference. See Exhibit list.

Item 5.  Other Information.

     On June 4, 1999, the Company filed a Registration Statement on Form 10-SB in order to register the Company's common stock, $0.01 par value pursuant to
Section 12(g) of the Securities Exchange Act of 1934. The Registration Statement on Form 10-SB as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

               (2) 2.1(a) Certificate of Merger from the State of Wyoming regarding Merger AFRC Louisiana with and into AFRC Wyoming (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.1(b) Certificate of Merger from the State of Louisiana regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.1(c) Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.1(d) Acquisition Agreement and Plan of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.2(a) Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC Wyoming.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.2(b) Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.2(c) Florida Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.2(d) Wyoming Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.2(e) Acquisition Agreement and Plan of Merger regarding Merger of AFRC Florida with and into AFRC Wyoming. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.3(a) Articles of Merger regarding Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada (the "Company") to change the Domicile of the Company. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    2.3(b) Acquisition Agreement and Plan of Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada (the
                    "Company") to change the Domicile of the Company. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

               (3) 3.1 Articles of Incorporation of American Fire Retardant Corp. filed on January 20, 1998. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.2 Restated By-laws of American Fire Retardant Corp. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.3 Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Florida. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.4 Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.5 Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.6 Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    3.7 Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

               (10) 10.1(a)  Letter of Intent  Between  American Fire  Retardant
                    Corp., and Fabritek Industries, LLC. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.1(b) Amendment to Letter of Intent Between American Fire Retardant Corp., and Fabritek Industries, LLC. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.2 Royalty Agreement between American Fire Retardant Corp., and Norman O. Houser. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.3 Sale, Assignment and Assumption Agreement between American Fire Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(a) Merchant Service Agreement between American Fire Retardant Corp. and St. Martin Bank. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(b) St. Martin Bank $100,090 Promissory Note Dated March 11, 1997.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(c) Edward E. Friloux Commercial Guaranty to St. Martin Bank re:$100,090 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(d) Stephen F. Owens Commercial Guaranty to St. Martin Bank re:$100,090 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(e) Angela M. Raidl Commercial Guaranty to St. Martin Bank re:$100,090 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(f) St. Martin Bank $250,000 Promissory Note Dated May 21, 1998.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(g) St. Martin Bank Business Loan Agreement Dated August 18, 1998. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(h) St. Martin Bank $172,725.73 Promissory Note Dated August 18, 1998. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(i) Edward E. Friloux Commercial Guaranty to St. Martin Bank re:$172,725.73 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(j) Stephen F. Owens Commercial Guaranty to St. Martin Bank re: $172,725.73 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(k) Angela M. Raidl Commercial Guaranty to St. Martin Bank re: $172,725.73 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(l) St.  Martin Bank  Commercial  Pledge  Agreement  re:
                    $172,725.72 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(m) St. Martin Bank Pledge of Collateral Mortgage Note re: $172,725.72 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(n) St. Martin Bank  Agreement to Provide  Insurance re:
                    $172,725.72 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(o)  St.   Martin  Bank  -   Collateral   Mortgage   re:
                    $172,725.72 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.4(p) St. Martin Bank - $54,059.29 Promissory Note Dated February 4, 1999. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.5(a) Private Capital, Inc. - Purchase and Security Agreement Dated April 17, 1997. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.5(b) Private Capital, Inc. - Angela M. Raidl Continuing Guaranty & Waiver. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.5(c) Private Capital,  Inc. - Stephen F. Owens and Edward
                    E. Friloux Continuing Guaranty & Waiver. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.6(a) Bank of Erath $15,030 Promissory Note Dated June 16, 1997. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.6(b) Bank of Erath of Loan Extension Agreement Dated October 20, 1998.(Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.7 American Fire Retardant Corp. - El Cajon, California Industrial Lease. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.8(a) Whitney Bank - $74,400 Secured Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.8(b) Whitney Bank - Collateral Mortgage, Security Agreement and Assignment of Leases and Rents. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.9 American Fire Retardant Corp. - Standard Lease for Louisiana Corporate Apartment. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.10 Oil, Gas & Mineral Lease with Penwell Energy Inc. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.11(a) Whitney National Bank - $42,888.46 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.11(b) Whitney National Bank - Security Agreement. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.12 Presidio Capital Consulting Agreement. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.13 Warren Guidry Letter Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.14(a) Agreement with Richard Rosenberg. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.14(b) Amendment to Agreement with Richard Rosenberg. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

                    10.14(c) Richard Rosenberg - $43,134.39 Promissory Note. (Incorporated by reference from the Company's Registration Statement on Form 10-SB filed June 4, 1999; Commission File No. 000-26261).

               (27) Financial Data Schedule

                    27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the period covered by this report.

     The following  Exhibit Index sets forth the Exhibit attached hereto.

                                 EXHIBIT INDEX
                                 -------------

     Exhibit        Description
     -------        -----------
     NONE

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                        AMERICAN FIRE RETARDANT CORP.
                                        A Nevada Corporation


Date: August 13, 1999                   /S/ Stephen F. Owens
                                        ---------------------------------------
                                        By:  Stephen F. Owens
                                        Its: President


Date: August 13, 1999                   /S/ Angela M. Raidl
                                        ---------------------------------------
                                        By:  Angela M. Raidl
                                        Its: Vice President, Chief Financial
                                             Officer, Secretary