Form 10QSB/A
period 1999-06-30
AMERICAN FIRE RETARDANT CORP
filed 1999-11-12
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A

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

     This Form 10-QSB has 21 pages, the Exhibit Index is located at page 21.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and changes in its financial position from inception through June 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                        AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS


                                                         June 30,               December 31,
                                                           1999                    1998
                                                       -------------            ------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash                                                $         -              $        -
   Inventory                                                 123,251                 140,495
   Accounts receivable, net                                  401,261                 472,302
                                                       -------------            ------------

     Total Current Assets                                    524,512                 612,797
                                                       -------------            ------------

PROPERTY AND EQUIPMENT                                       189,306                 196,603
                                                       -------------            ------------

OTHER ASSETS

   Restricted cash                                            42,359                  71,519
   Deferred charges, net                                      53,200                  72,500
   Deposits and other assets                                  16,372                  16,372
                                                       -------------            ------------

     Total Other Assets                                      111,931                 160,391
                                                       -------------            ------------

     TOTAL ASSETS                                      $     825,749            $    969,791
                                                       =============            ============


 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                         June 30,               December 31,
                                                           1999                    1998
                                                       -------------            ------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                      $      23,110            $      9,462
   Accounts payable                                           88,769                  65,887
   Accrued expenses                                          258,324                 229,321
   Unearned revenue                                           42,690                  42,690
   Shareholder loans                                         201,663                 215,700
   Notes payable, current portion                            254,026                 225,697
   Line of credit                                            378,637                 418,869
                                                       -------------            ------------

     Total Current Liabilities                             1,247,219               1,207,626
                                                       -------------            ------------

LONG-TERM LIABILITIES

   Notes payable                                              82,976                  94,668
                                                       -------------            ------------

     Total Liabilities                                     1,330,195               1,302,294
                                                       -------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively                2,344                   2,279
   Additional paid-in capital                                917,614                 872,090
   Accumulated deficit                                    (1,424,404)             (1,206,872)
                                                       -------------            ------------

     Total Stockholders' Equity (Deficit)                   (504,446)               (332,503)
                                                       -------------            ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                 $     825,749            $    969,791
                                                       =============            ============

 The accompanying notes are an integral part of these consolidated financial statements.


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                      For the                                For the
                                                                   Six Months Ended                      Three Months Ended
                                                                       June 30,                               June 30,
                                                       -------------------------------------   -----------------------------------
                                                           1999                    1998            1999                  1998
                                                       -------------            ------------   ------------           ------------
NET SALES                                              $   1,021,544            $    849,514   $    469,301           $    444,071

COST OF SALES                                                339,084                 276,604        167,457                162,124
                                                       -------------            ------------   ------------           -----------

GROSS MARGIN                                                 682,460                 572,910        301,844                281,947
                                                       -------------            ------------   ------------           ------------

EXPENSES

   Selling, general and administrative                       725,936                 824,191        354,826                420,457
   Depreciation and amortization expense                      18,746                   4,861          7,286                  3,480
   Bad debt expense                                           10,859                  12,458          5,396                  3,881
                                                       -------------            ------------   ------------           ------------

     Total Expenses                                          755,541                 841,510        367,508                427,818
                                                       -------------            ------------   ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                (73,081)               (268,600)       (65,664)              (145,871)
                                                       -------------            ------------   ------------           ------------

OTHER EXPENSES

   Interest expense                                         (144,451)                (82,106)       (83,135)               (46,852)
                                                       -------------            ------------   ------------           ------------

     Total Other Expenses                                   (144,451)                (82,106)       (83,135)               (46,852)
                                                       -------------            ------------   ------------           ------------

LOSS BEFORE INCOME TAXES                                    (217,532)               (350,706)      (148,799)              (192,723)

PROVISION FOR INCOME TAXES                                       -                       -              -                      -
                                                       -------------            ------------   ------------           ------------

NET LOSS                                               $    (217,532)           $   (350,706)  $   (148,799)          $   (192,723)
                                                       =============            ============   ============           ===========

BASIC LOSS PER SHARE                                   $       (0.19)           $      (0.33)  $      (0.26)          $      (0.37)
                                                       =============            ============   ============           ============

FULLY DILUTED LOSS PER SHARE                           $       (0.19)           $      (0.33)  $      (0.26)          $      (0.37)
                                                       =============            ============   ============           ============

BASIC WEIGHTED AVERAGE SHARES                              1,155,613               1,051,030        577,806                525,515
                                                       =============            ============   ============           ============

FULLY DILUTED WEIGHTED
 AVERAGE SHARES                                            1,155,613               1,051,030        577,806                525,515
                                                       =============            ============   ============           ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                   Common Stock                  Additional     Stock
                                   ----------------------        Paid-In        Subscription   Accumulated
                                   Shares         Amount         Capital        Receivable     Deficit
                                   ------------------------------------------------------------------------
Balance, December 31, 1997         2,018,333      $  2,018       $  730,369     $ (30,000)     $ (695,768)

Common stock issued for cash           4,785             5           18,495             -               -

Receipt of stock subscription              -             -                -        30,000               -

Common stock issued for
 services and interest               255,543           256           52,726             -               -

Contributed capital for
 services rendered                         -             -           70,500             -               -

Net loss for the year ended
 December 31, 1998                         -             -                -             -        (511,104)
                                   ------------------------------------------------------------------------

Balance, December 31, 1998         2,278,661         2,279          872,090             -      (1,206,872)

Common stock issued for
 debt conversion (unaudited)          49,159            49           34,362             -               -

Common stock issued for
 interest (unaudited)                 15,968            16           11,162             -               -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                               -             -                -             -        (217,532)
                                   ------------------------------------------------------------------------

Balance, June 30, 1999
 (unaudited)                       2,343,788      $  2,344       $  917,614     $       -      $(1,424,404)
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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      For the                                For the
                                                                   Six Months Ended                      Three Months Ended
                                                                       June 30,                               June 30,
                                                       -------------------------------------   -----------------------------------
                                                           1999                    1998            1999                  1998
                                                       -------------            ------------   ------------           ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                             $    (217,532)           $   (350,706)  $   (148,799)          $   (192,723)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense                  11,178                  30,961         11,178                 30,961
    Depreciation and amortization                             36,016                   6,496         18,008                  3,248
    Bad debt expense                                          10,859                  12,548          5,396                  3,971
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable                60,181                   2,370         48,349                 63,311
    (Increase) decrease in deposits                             -                     (6,683)           -                      -
    (Increase) decrease in inventory                          17,244                 (14,500)           998                   (539)
    (Increase) decrease in prepaid expenses
     and deferred charges                                      -                      5,225             -                    5,225
    Increase (decrease) in accounts payable                   22,882                     303         28,080                (13,278)
    Increase (decrease) in accrued expenses                   29,005                  76,090        (10,123)                25,544
    Increase (decrease) in unearned revenue                     -                        -          (27,205)                (4,400)
                                                       -------------            ------------   ------------           ------------

       Net Cash Provided (Used) by
      Operating Activities                                   (30,167)               (237,896)       (74,118)               (78,680)
                                                       -------------            ------------   ------------           ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                                    (9,420)                (12,290)        (2,360)                   -
                                                       -------------            ------------   ------------           ------------

       Net Cash (Used) by Investing Activities                (9,420)                (12,290)        (2,360)                   -
                                                       -------------            ------------   ------------           ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                         -                     45,500            -                   45,500
  Payments on notes payable - related                        (12,472)                (33,000)       (12,472)               (33,000)
  Proceeds from sale of common stock                            -                     48,500            -                    7,000
  Proceeds from notes payable                                105,000                  75,500        105,000                 50,100
  Proceeds from lines of credit                                 -                    233,592          3,170                 50,228
  Paydown on line of credit                                  (40,232)                    -              -                      -
  Payment on notes payable                                   (55,517)                (96,877)       (28,703)               (53,076)
                                                       -------------            ------------   ------------           ------------

       Net Cash Provided (Used) by
      Financing Activities                             $      (3,221)           $    273,215   $     66,995           $     66,752
                                                       -------------            ------------   ------------           ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                      For the                                For the
                                                                   Six Months Ended                      Three Months Ended
                                                                       June 30,                               June 30,
                                                       -------------------------------------   -----------------------------------
                                                           1999                    1998            1999                  1998
                                                       -------------            ------------   ------------           ------------
CASH FLOWS FROM OPERATING

NET INCREASE (DECREASE) IN CASH                        $     (42,808)           $     23,029   $     (9,483)          $    (11,928)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         62,057                  83,911         28,732                118,868
                                                       -------------            ------------   ------------           ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $      19,249            $    106,940   $     19,249           $    106,940
                                                       =============            ============   ============           ============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                             $     115,693            $     51,145   $     59,256           $     15,891
  Income taxes                                         $         -              $        -     $        -             $       -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                         $      34,411            $        -     $        -             $       -
  Common stock issued for interest                     $      11,178            $     30,961   $        -             $     30,961



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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

     NET SALES increased $25,230 or 5.68% over the comparable period a year earlier. For such three-month periods the increase was from $444,071 to $469,301. The increase in net sales is due to additional contracts signed in the course of doing normal business

     GROSS PROFIT increased 7.1% in the three months ended June 30, 1999 to $301,844 from $281,947. Gross profit as a percentage of sales was 64.3% for the second quarter of fiscal 1999 compared to 63.5% for the second quarter of fiscal 1998. The increase in percentage gross profit is mainly due to increased sales in chemicals which the company has a higher percent of profit. Also, the Company now controls the manufacturing of its main chemical, FIREXTRA 238 at a savings of $12/gallon. In addition, the Company is now pricing its products more competitively.

     OPERATING EXPENSES decreased to $367,508 for the three months ended June 30, 1999 from $427,818 for the three months ended June 30, 1998. The decrease in operating expenses is primarily due to a decrease in payroll expenses from the second quarter of 1998 to the second quarter of 1999. In 1998 the Company was involved in a very large job at Beau Rivage in Buloxi, Mississippi which resulted in a much larger payroll. The payroll for the entire Company for the three months ended June 30, 1999 was $151,657 compared to $308,627 for the same period in 1998. The decrease in payroll expenses in the second quarter 1999 was significantly offset by a substantial increase in legal and accounting fees in preparation for the Company going public. The legal and accounting fees for the second quarter 1999 were $58,313 as compared to $2,412 for the second quarter 1998. There was also an increase in travel expenses in association with various meetings with the attorneys and accountants in the same matter. Travel also included trips for maintaining due diligence in future acquisitions in addition to normal business trips to Louisiana and Florida, setting up the Florida satellite office and sending crews to Florida and Louisiana for particular jobs. The travel for the second quarter 1999 was $63,019 as compared to $38,314 for the same period in 1998.

     OTHER EXPENSES increased to $83,135 for the three months ended June 30, 1999 from $46,852 for the three months ended June 30, 1998. This increase is the interest expense incurred by the Company from factoring and additional interest on loans received by the Company to assist in cash flow.

     As a result of the foregoing factors, the Company had a NET LOSS of $148,799 for the three months ended June 30, 1999 as compared to a NET LOSS of $192,723 for the three months ended June 30, 1998, a decrease of 22.8%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

     NET SALES increased $172,030 or 20.25% for the six months ended June 30, 1999 to $1,021,544 from $849,514 for the six months ended June 30, 1998. The increase in net sales is attributable to a significant increase in overall business. The sale of chemicals increased 46.92% for the six months ended June 30, 1999 from $130,048 for the six months ended June 30, 1998 to $191,065 for the six months ended June 30, 1999. The firefilm jobs increased from $97,436 for the six months ended June 30, 1998 to $243,649 for the same period in 1999. That is a 150.1% increase from 1998 to 1999. Our fabric treatment sales increased 60.8% in the six-month period for 1999 as compared to the same six-month period in 1998. It was $87,598 for the six months ended June 30, 1998 as compared to $140,867 for the six months ended June 30, 1999. However, all of these increases were significantly offset by a decrease in firestop sales due to the completion of the Beau Rivage job prior to 1999. The firestop sales for the six months ended June 30, 1999 were $269,136 as compared to $453,471 for the six months ended June 30, 1998. That is a 40.6% decrease in those six-month periods from 1998 to 1999. As a result of the foregoing factors, the NET SALES for the Company increased $172,030 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     GROSS PROFIT increased 19.1% in the six months ended June 30, 1999 to $682,460 from $572,910. Gross profit as a percentage of sales was 66.8% for the first half of 1999 as compared to 67.4% for the first half of fiscal 1998. This decrease is primarily due to the increase in the cost of sales as a percentage of sales for the two periods.

     OPERATING EXPENSES decreased to $755,541 for the six months ended June 30, 1999 from $841,510 for the six months ended June 30, 1998. This decrease was primarily due to the decrease in payroll expenses from 1998 to 1999, which was caused by the completion of the Beau Rivage job later in 1998. The payroll expenses decreased $223,836 from the first half of the fiscal year 1998 to the first half of the fiscal year 1999. They were $224,723 in the six months ended June 30, 1999 as compared to $448,559 for the six months ended June 30, 1998. This decrease was significantly offset by an increase in various categories, including:

                                                     %
          EXPENSE                                 INCREASE
          Accounting and Legal                     636.1%
          Travel                                    58.4%
          Advertising                              255.8%

     The accounting and legal expenses are directly related to the Company preparing to go public. The travel increase is because of the number of meetings with the attorneys and accountants in preparation for the Company going public in addition to the other reasons stated above. The advertising has increased in an effort to better publicize the Company to a larger market.

     OTHER EXPENSES increased to $144,451 for the six months ended June 30, 1999 from $82,106 for the six months ended June 30, 1999. The interest increase is due to the use of factoring and additional interest on loans received by the Company to assist in cash flow.

     As a result of the foregoing factors, the Company had a NET LOSS of $217,532 for the six months ended June 30, 1999 as compared to a NET LOSS of $350,706 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volumes. Specifically, funds are required to provide materials and manpower required for the larger contracts which the Company has been signing beginning in July of 1999. Working capital for the six months ended June 30, 1999 was funded primarily through the sale of accounts receivable and proceeds from private lenders.

     Net cash provided by operating activities was ($30,167) for the six months ended June 30, 1999 as compared to ($237,896) for the six months ended June 30, 1998. This substantial change is due in large part to the significant decrease in the NET LOSS of $133,174. A significant part of the loss in the second quarter of fiscal 1998 was attributable to an employee who underbid a major job.

     Net cash provided by financing activities for the six months ended June 30, 1999 was ($3,221) compared to $273,215 during the six months ended June 30, 1998. The first half of fiscal 1999 included $105,000 proceeds from notes payable. For the first half of fiscal 1998, $48,500 was provided from issuance of capital stock. No such issuance occurred in the first half of fiscal 1999.

CAUTIONARY FORWARD -LOOKING STATEMENT
-------------------------------------

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

RISK FACTORS
------------

     FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING. The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company would need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to curtail one or more of its future programs.

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

     All payments were made in a timely manner pursuant to the terms of the Joint Stipulation and the final payment was made on September 15, 1999.

     Halvelin v. AFRC
     -----------------

     The Company is a party defendant in the matter of Havelin v. American Fire Retardant Corporation, United States District Court, Southern District of Mississippi, Case No. 1-99CV156GR. The Plaintiff, Jennifer L. Havelin was suing the Company alleging that the Company discriminated against the Plaintiff because of Plaintiff's sex, a female. The Plaintiff originally filed a claim with Equal Employment Opportunity Commission ("EEOC") in May 15, 1998 alleging discrimination and that Plaintiff had been laid off because she was a female. On January 29, 1999 the EEOC dismissed Plaintiffs claim as being without merit. This action arose from the same facts set forth by Plaintiff in her claim with the EEOC. Further, pursuant to Title VII the Plaintiff had 90 days (i.e. until May 1, 1999) to file a lawsuit in Federal Court with regard to this matter. The Plaintiff filed her action beyond the prescribed time period.

     On August 25, 1999, the Company settled this matter for a total sum of $5,000 paid by the Company to Ms. Havelin.

     As a result of the resolution of the above matters, the costs of litigation associated with those matters have ceased and therefore there is no further effect on the results of operations and liquidity.

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

                                        AMERICAN FIRE RETARDANT CORP.
                                        A Nevada Corporation


Date: November 12, 1999                 /S/ Stephen F. Owens
                                        ---------------------------------------
                                        By:  Stephen F. Owens
                                        Its: President


Date: November 12, 1999                 /S/ Angela M. Raidl
                                        ---------------------------------------
                                        By:  Angela M. Raidl
                                        Its: Vice President, Chief Financial
                                             Officer, Secretary