Form 10QSB
period 1999-09-30
AMERICAN FIRE RETARDANT CORP
filed 1999-11-15
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 1999; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 1999 there were 2,343,788 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 23 pages, the Exhibit Index is located at page 22.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and changes in its financial position from inception through September 30, 1999 have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                          Index to Financial Statements
                          -----------------------------
                                                                          Page
                                                                          ----
Balance Sheets...........................................................  3
Statements of Operations.................................................  5
Statements of Stockholders' Equity (deficit).............................  6
Statements of Cash Flows.................................................  7
Notes to Financial Statements for Period.................................  9

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets



                                     ASSETS

                                                       September 30,       December 31,
                                                           1999               1998
                                                       -------------       -------------
                                                       (Unaudited)
CURRENT ASSETS

   Cash                                                $         -         $         -
   Inventory                                                 211,371             140,495
   Accounts receivable, net                                  840,056             472,302
   Prepaid expenses                                           10,000                 -
                                                       -------------       -------------

     Total Current Assets                                  1,061,427             612,797
                                                       -------------       -------------

PROPERTY AND EQUIPMENT                                       247,166             196,603
                                                       -------------       -------------

OTHER ASSETS

   Restricted cash                                           138,649              71,519
   Deferred charges, net                                      46,750              72,500
   Deposits and other assets                                  28,194              16,372
                                                       -------------       -------------

     Total Other Assets                                      213,593             160,391
                                                       -------------       -------------

     TOTAL ASSETS                                      $   1,522,186       $     969,791
                                                       =============       =============

 The accompanying notes are an integral part of these consolidated financial statements.


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       September 30,       December 31,
                                                           1999               1998
                                                       -------------       -------------
                                                       (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                      $      43,716       $       9,462
   Accounts payable                                          336,748              65,887
   Accrued expenses                                          327,041             229,321
   Unearned revenue                                           87,690              42,690
   Shareholder loans                                         203,714             215,700
   Notes payable, current portion                            291,696             225,697
   Line of credit                                            646,460             418,869
                                                       -------------       -------------

     Total Current Liabilities                             1,937,065           1,207,626
                                                       -------------       -------------

LONG-TERM LIABILITIES

   Notes payable                                             100,000              94,668
                                                       -------------       -------------

     Total Liabilities                                     2,037,065           1,302,294
                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value; 25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively                2,344               2,279
   Additional paid-in capital                                917,614             872,090
   Accumulated deficit                                    (1,434,837)         (1,206,872)
                                                       -------------       -------------

     Total Stockholders' Equity (Deficit)                   (514,879)           (332,503)
                                                       -------------       -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                 $   1,522,186       $     969,791
                                                       =============       =============

 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                    For the                                For the
                                                                Nine Months Ended                      Three Months Ended
                                                                  September 30,                            September 30,
                                                       ---------------------------------       ---------------------------------
                                                           1999                 1998               1999                1998
                                                       -------------       -------------       ------------        -------------
NET SALES                                              $   1,914,924       $   1,301,496       $     893,380       $     451,982

COST OF SALES                                                648,375             470,608             309,291             194,004
                                                       -------------       -------------       -------------       -------------

GROSS MARGIN                                               1,266,549             830,888             584,089             257,978
                                                       -------------       -------------       -------------       -------------

EXPENSES

 Selling, general and administrative                       1,201,485           1,055,420             475,549             231,229
 Depreciation and amortization expense                        27,300              14,769               8,554               9,908
 Bad debt expense                                              7,711              20,995              (3,148)              8,537
                                                       -------------       -------------       -------------       -------------

  Total Expenses                                           1,236,496           1,091,184             480,955             249,674

INCOME (LOSS) FROM OPERATIONS                                 30,053            (260,296)            103,134               8,304
                                                       -------------       -------------       -------------       -------------
OTHER EXPENSES
Interest expense                                            (258,018)           (113,029)           (113,567)            (30,923)
                                                       -------------       -------------       -------------       -------------

  Total Other Expenses                                      (258,018)           (113,029)           (113,567)            (30,923)
                                                       -------------       -------------       -------------       -------------

LOSS BEFORE INCOME TAXES                                    (227,965)           (373,325)            (10,433)            (22,619)

PROVISION FOR INCOME TAXES                                       -                   -                   -                   -
                                                       -------------       -------------       -------------       -------------

NET LOSS                                               $    (227,965)      $    (373,325)      $     (10,433)      $     (22,619)
                                                       =============       =============       =============       =============

BASIC LOSS PER SHARE                                   $       (0.10)      $       (0.18)      $       (0.00)      $       (0.01)
                                                       =============       =============       =============       =============

FULLY DILUTED LOSS PER SHARE                           $       (0.10)      $       (0.18)      $       (0.00)      $       (0.01)
                                                       =============       =============       =============       =============

BASIC WEIGHTED AVERAGE SHARES                              2,322,556           2,021,010           2,343,788           2,022,738
                                                       =============       =============       =============       =============

FULLY DILUTED WEIGHTED
 AVERAGE SHARES                                            2,322,556           2,021,010           2,343,788           2,022,738
                                                       =============       =============       =============       =============


 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                   Common Stock                  Additional     Stock
                                   ----------------------        Paid-In        Subscription   Accumulated
                                   Shares         Amount         Capital        Receivable     Deficit
                                   ------------------------------------------------------------------------
Balance, December 31, 1997         2,018,333      $  2,018       $  730,369     $ (30,000)     $ (695,768)

Common stock issued for cash           4,785             5           18,495             -               -

Receipt of stock subscription              -             -                -        30,000               -

Common stock issued for
 services and interest               255,543           256           52,726             -               -

Contributed capital for
 services rendered                         -             -           70,500             -               -

Net loss for the year ended
 December 31, 1998                         -             -                -             -        (511,104)
                                   ------------------------------------------------------------------------

Balance, December 31, 1998         2,278,661         2,279          872,090             -      (1,206,872)

Common stock issued for
 debt conversion (unaudited)          49,159            49          34,362              -               -

Common stock issued for
 interest (unaudited)                 15,968            16          11,162              -               -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                             -               -              -               -        (227,965)
                                   ------------------------------------------------------------------------
Balance, September 30, 1999
 (unaudited)                       2,343,788      $  2,344       $  917,614     $       -     $(1,434,837)
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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the                                For the
                                                                Nine Months Ended                      Three Months Ended
                                                                  September 30,                            September 30,
                                                       ---------------------------------       ---------------------------------
                                                           1999                 1998               1999                1998
                                                       -------------       -------------       ------------        -------------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net income (loss)                                      $    (227,965)      $    (373,325)      $     (10,433)      $     (22,619)
Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Common stock issued for services and
       interest expense                                       11,178              48,586                 -                17,625
    Depreciation and amortization                             54,600              25,408              18,584              18,912
    Allowance for bad debts                                   10,859              12,548              17,100                 -
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable              (378,613)            (24,500)           (455,895)            (26,870)
    (Increase) decrease in deposits                              -                (6,683)                -                   -
    (Increase) decrease in inventory                         (70,876)            (45,814)            (88,120)            (31,314)
    (Increase) decrease in prepaid expenses
      and deferred charges                                   (10,000)             (8,281)            (10,000)            (13,506)
    (Increase) decrease in notes receivable                  (11,822)                -               (11,822)
    Increase (decrease) in accounts payable                  270,861             (14,904)            247,979             (15,207)
    Increase (decrease) in accrued expenses                   97,720             114,456              68,717              38,366
    Increase (decrease) in unearned revenue                   45,000               3,170              45,000               3,170
                                                       -------------       -------------       -------------       -------------

       Net Cash Provided (Used) by
     Operating Activities                                   (209,058)           (269,339)           (178,890)            (31,443)
                                                       -------------       -------------       -------------       -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                                   (79,413)            (12,290)            (69,994)                -
                                                       -------------       -------------       -------------       -------------

       Net Cash (Used) by Investing Activities               (79,413)            (12,290)            (69,994)                -
                                                       -------------       -------------       -------------       -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                       48,000              90,500              10,000              45,000
  Payments on notes payable - related                        (25,575)            (56,150)             (7,949)            (23,150)
  Proceeds from sale of common stock                             -                48,500                 -                   -
  Proceeds from notes payable                                157,500             160,500              85,000              85,000
  Payment on notes payable                                   (86,169)           (108,468)            (30,306)            (11,591)
  Proceeds from lines of credit                              227,591             233,592             267,823                 -
  Paydown on line of credit                                      -               (86,257)                -               (86,257)
                                                       -------------       -------------       -------------       -------------

       Net Cash Provided (Used) by
     Financing Activities                              $     321,347       $    282,217        $     324,568       $       9,002
                                                       -------------       -------------       -------------       -------------



 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                    For the                                For the
                                                                Nine Months Ended                      Three Months Ended
                                                                  September 30,                            September 30,
                                                       ---------------------------------       ---------------------------------
                                                           1999                 1998               1999                1998
                                                       -------------       -------------       ------------        -------------
NET INCREASE (DECREASE) IN CASH                        $      32,876       $         588       $      75,684       $     (22,441)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         62,057              83,911              19,249             106,940
                                                       -------------       -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $      94,933       $      84,499       $      94,933       $      84,499
                                                       =============       =============       =============       =============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                             $     174,038       $     103,665       $      58,345       $      52,520
  Income taxes                                         $         -         $         -         $         -         $         -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                         $      34,411       $         -         $         -         $         -
  Common stock issued for interest and
   services                                            $      11,178       $      48,586       $         -         $      17,625


 The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

     NET SALES increased $441,398 or 97.7% over the comparable period a year earlier. For such three-month periods the increase was from $451,982 to $893,380. The increase in net sales is due to additional contracts signed in the course of doing normal business

     GROSS PROFIT increased 126.4% in the three months ended September 30, 1999 to $584,089 from $257,978. Gross profit as a percentage of sales was 65.4% for the third quarter of fiscal 1999 compared to 57.1% for the third quarter of fiscal 1998. The increase in percentage gross profit is mainly due to increased sales in chemicals which the company has a higher percent of profit. Also, the Company now controls the manufacturing of its main chemical, FIREXTRA 238 at a savings of $12/gallon. In addition, the Company is now pricing its products more competitively.

     OPERATING EXPENSES increased to $480,955 for the three months ended September 30, 1999 from $249,674 for the three months ended September 30, 1998. This is a 92.63% increase for those two three month periods ending September 30. The increase in the operating expenses is due in large part to a substantial increase in travel and also legal and accounting fees for the third quarter 1999. The legal and accounting fees for the third quarter 1999 were $30,585 as compared to $13,239 for the third quarter 1998. The increase in legal and accounting fees were incurred in preparation for the Company's Form 10 Filing. There was also an increase in travel expenses in association with various meetings with the attorneys and accountants in the same matter. Travel also included trips for maintaining due diligence in future acquisitions in addition to normal business trips to Louisiana and Florida, setting up the Florida satellite office and sending crews to Florida and Louisiana for particular jobs. The travel for the third quarter 1999 was $61,983 as compared to $11,754 for the same period in 1998. Other Operating Expenses such as shop supplies, advertising, office expense, etc. went up proportionally with Net Sales and Cost of Sales.

     OTHER EXPENSES increased to $113,567 for the three months ended September 30, 1999 from $30,923 for the same three months in 1998. This increase is due to the use of factoring and additional interest on loans received by the Company to assist in cash flow.

     As a result of the foregoing factors, the Company had a NET LOSS of $10,433 for the three months ended September 30, 1999 as compared to a NET LOSS of $22,619 for the three months ended September 30, 1998, a decrease of 53.8%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

     NET SALES increased $613,428 or 47.1% for the nine months ended September 30, 1999 to $1,914,924 from $1,301,496 for the nine months ended September 30, 1998. The increase in net sales is attributable to a significant increase in overall business. The sale of chemicals increased 82.1% for the nine months ended September 30, 1999 from $208,249 for the nine months ended September 30, 1998 to $379,306 for the nine months ended September 30, 1999. The firefilm jobs increased from $155,476 for the nine months ended September 30, 1998 to $518,091 for the same period in 1999. That is a 233.2% increase from 1998 to 1999. Our fabric treatment sales increased 8.1% in the nine-month period for 1999 as compared to the same nine-month period in 1998. It was $187,445 for the nine months ended September 30, 1998 as compared to $202,714 for the nine months ended September 30, 1999. However, all of these increases were significantly offset by a decrease in firestop sales due to the completion of the Beau Rivage job prior to 1999. The firestop sales for the nine months ended September 30, 1999 were $428,932 as compared to $627,950 for the nine months ended September 30, 1998. That is a 31.7% decrease in those nine-month periods from 1998 to 1999. As a result of the foregoing factors, the NET SALES for the Company increased $613,428 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     GROSS PROFIT increased 52.4% in the nine months ended September 30, 1999 to $1,266,549 from $830,888. Gross profit as a percentage of sales was 66.1% for the first half of 1999 as compared to 63.8% for the first half of fiscal 1998. This increase is primarily due to the the cost of sales as that cost decreased similarly as a percentage for the two periods. Also, the Company now controls the manufacturing of its main chemical, FIREXTRA 238 at a savings of $12/gallon. In addition, the Company is now pricing its products more competitively.

     OPERATING EXPENSES increased to $1,236,496 for the nine months ended September 30, 1999 from $1,091,184 for the nine months ended September 30, 1998. This increase was primarily due to a very significant increase in legal and accounting fees incurred. As shown in the table below, interest, travel and advertising also had significant increases that contributed to the overall increase in operating expenses.

                                                      %
          EXPENSE                                 INCREASE
          -------------------                     --------
          Accounting and Legal                    360.0%
          Travel                                  128.4%
          Advertising                             443.9%

     The accounting and legal expenses are directly related to the Company preparing to go public. The travel increase is because of the number of meetings with the attorneys and accountants in preparation for the Company going public in addition to the other reasons stated above. The advertising has increased in an effort to better publicize the Company to a larger market.

     OTHER EXPENSES increased to $258,018 for the nine months ended September 30, 1999 from $113,029 for the nine months ended September 30, 1998. The interest increase is due to the use of factoring and additional interest on loans received by the Company to assist in cash flow.

     As a result of the foregoing factors, the Company had a NET LOSS of $227,965 for the nine months ended September 30, 1999 as compared to a NET LOSS of $373,325 for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for funds are to provide working capital associated with forecasted growth in sales volumes. Specifically, funds are required to provide materials and manpower required for the larger contracts which the Company has been signing beginning in July of 1999. Working capital for the nine months ended September 30, 1999 was funded primarily through the sale of accounts receivable and proceeds from private lenders.

     Net cash used by operating activities was ($209,058) for the nine months ended September 30, 1999 as compared to ($269,339) for the nine months ended September 30, 1998.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $321,347 compared to $282,217 during the nine months ended September 30, 1998. The first three quarters of fiscal 1999 included $157,500 proceeds from notes payable and $227,591 from lines of credit. The repayment of notes payables and lines of credit offset these amounts. For the first three quarters of fiscal 1998, $48,500 was provided from issuance of capital stock. No such issuance occurred in the first three quarters of fiscal 1999.

CAUTIONARY FORWARD - LOOKING STATEMENT
-------------------------------------

     Statements included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the fire retardant and fireproofing industry are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RISKS FACTORS
-------------

     The Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, as well as risk factors particular to the industries in which it will operate, and will include, among other things, those types of risk factors outlined below.

YEAR 2000 PROBLEMS MAY DISRUPT THE COMPANY'S OPERATIONS AND HARM ITS BUSINESS

RISK ASSOCIATED WITH YEAR 2000 ISSUES - THE COMPANY IS UNCERTAIN OF THE EFFECTS OF THE YEAR 200O ON ITS COMPUTER PROGRAMS AND SYSTEMS.

     Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Given that the Company's products operate on certain hardware platforms and within certain software operating systems and environments, the Company must rely upon the efforts of the hardware and software vendors and manufacturers to be in the vanguard with respect to operating systems and platform issues relating to the Year 2000 compliance.

PRESENT YEAR 2000 STATUS

     The Company has assessed the impact of the year 2000 issue on the Company's products, services, platforms systems and internal information technology systems (IT systems) and non-information technology systems (non-IT systems), in use, and has found them to be Year 2000 compliant. The Company has also contacted its major vendors and suppliers and has received confirmation and verification that their respective computer systems are also Year 2000 compliant. The Company does not expect the Company's financial results to be materially affected by the need to continue to monitor and address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, the Company's earnings and results of operations could be affected. Due to the Company's dependence on computer technology to conduct the Company's business, the nature and impact of year 2000 processing failures on the Company's business, financial condition and operating results could be material.

BUSINESS CONTINUITY AND CONTINGENCY PLANNING

     The Company continues the process of identifying the reasonably likely year 2000 problem failures that the Company could experience with the goal of revising, to the extent practical, the Company's existing business continuity and contingency plans to address the internal and external issues specific to those problems. Thus far, the Company has focused as planned on reviewing the Company's critical business processes and although the Company conducted tests on the various and Platform systems in use, and has found them to be Year 2000 compliant, the Company's expect to continuously review, test and revise the Company's existing business continuity and contingency plans to ensure that all systems are and maintain year 2000 compliant. This will include as required repairing or obtaining replacement systems; changing suppliers; and reducing or suspending certain non-critical aspects of our operations.

POSSIBLE CONSEQUENCES OF YEAR 2000 PROBLEMS

     The Company believes that the Company has put in place the processes and are devoting the resources necessary to achieve a level of readiness to meet the Company's year 2000 challenges in a timely and appropriate manner. However, there can be no assurance that the Company's internal systems or the systems of others on which we rely will be year 2000 ready in a timely and appropriate manner or that the Company's contingency plans or the contingency plans of others on which the Company relies will mitigate the effects of year 2000 problem failures. Currently, the Company believes the most reasonably likely worst case scenario would be a sustained, concurrent failure of multiple critical systems (internal and external) that support the Company's operations (i.e. vendors and suppliers of the Company). While the Company does not expect that scenario to occur, that scenario if it occurs could, even despite the successful execution of the Company's business continuity and contingency plans, result in the reduction or suspension of a material portion of our operations and accordingly have a material adverse effect on the Company's business and financial condition.

     The "Year 2000 Information" discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Information" discussion, the words "believes," "expects," "estimates," "plans," "goals," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when the Company will complete the identification and assessment, remediation planning, remediation, and testing activities of the Company's year 2000 program as well as the Company's year 2000 contingency planning; the Company's estimated cost of achieving year 2000 readiness; and the Company's belief that the Company's internal systems and equipment will be year 2000 ready in a timely and appropriate manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause those differences include availability of information technology resources; customer demand for the Company's products and services; continued availability of materials, services, and data from the Company's suppliers; the ability to identify and remediate all date sensitive lines of computer code and to replace embedded computer chips in affected systems and equipment; the failure of others to timely achieve appropriate year 2000 readiness; and the actions or inaction of governmental agencies and others with respect to year 2000 problems.

RISK THAT THE COMPANY'S COMMON STOCK MAY BE DEEMED A "PENNY STOCK."

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

PATENTS AND PROPRIETARY RIGHTS - THE UNAUTHORIZED USE OF INTELLECTUAL PROPERTY BY THIRD PARTIES MAY HARM THE COMPANY'S BUSINESS.

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

PROSECUTING ANY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE AND, IF THE COMPANY IS NOT SUCCESSFUL, COULD DISRUPT ITS BUSINESS.

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

     Further, the Company's patents are U.S. patents, and the Company does not have patent protection outside the United States. The Company will be unable to obtain patent protection in most non-U.S. jurisdictions, including Europe and Japan. Some competitors may have non-U.S. operations where U.S. Patent rights are not effective which could permit competitors to infringe on the Company's proprietary rights without violating U.S. law.

     The Company anticipates, based on the size and sophistication of its competitors and the history of rapid technological advances in its industry, that several competitors may be working to develop the Company's patented technology. The Company intends to closely monitor any infringement of the Company's proprietary rights. Competitors may have patent applications in progress in the United States that, if issued, could relate to the Company's products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against the Company or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable or acceptable cost or at all. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on the Company's business, financial condition and results of operations.

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

THE COMPANY IS DEPENDANT ON CERTAIN KEY EMPLOYEES.

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

IF THE COMPANY IS UNABLE TOO HIRE AND RETAIN NECESSARY SPECIALIZED KEY PERSONNEL THE COMPANY'S BUSINESS AND GROWTH WILL SUFFER.

     Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

IF THE COMPANY IS UNABLE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY THE COMPANY'S BUSINESS MAY BE DISRUPTED.

     The size of the fire retardant and fire protection markets and need to maintain adequate inventories with regard to such products could force the Company into implementing additional manufacturing and warehousing programs. There can be no assurance that the Company will have the necessary capital resource or man power to implement such manufacturing and warehousing programs.

IF THE COMPANY IS UNABLE TO MARKET ITS PRODUCTS AND SERVICES ITS BUSINESS WILL SUFFER.

     Due to the Company's limited resources, the sales and marketing of the Company's products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources.

IF THE GOVERNMENT IMPLEMENTS NEW OR ADDITIONAL REGULATIONS IN THE INDUSTRY IN WHICH THE COMPANY OPERATES, THESE REGULATIONS MAY BE COSTLY OR DIFFICULT FOR THE COMPANY TO COMPLY WITH AND COULD RESULT IN LOSS OF SALE.

     While the Company is unaware of any new regulations being contemplated by the subject agencies, it remains possible that these agencies could institute new guidelines which could affect all similar companies in this field. The implementation of new regulatory compliance factors could restrict sales of certain products. Additional testing could be required and such additional testing could cause delays in the introduction of products into certain market sectors, which delays could adversely affect the Company's revenues.

IF THE COMPANY DOES NOT OBTAIN ADDITIONAL FINANCING IT MAY NOT BE ABLE TO IMPLEMENT ALL OF ITS BUSINESS PLAN.

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

COMPETITION AND RAPID TECHNOLOGICAL CHANGE COULD HARM THE COMPANY'S BUSINESS.

     The industry in which the Company operates is highly competitive, rapidly growing and the Company will have to compete with a multitude of similar companies, possessing substantially greater financial, personnel, technological and marketing resources. It is particularly difficult for small independent companies to compete with such major companies in the automobile industries, fabric manufacturers, mills, etc. There is no assurance that the Company will be able to compete in such an environment.

SUBSTANTIAL DOUBT THAT THE COMPANY CAN CONTINUE AS A GOING CONCERN.

     The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, the expansion of its product line and to obtain additional financing through stock offerings or other feasible financing alternatives. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     Engagement of Capstone Partners.
     -------------------------------

     On September 27, 1999, the Company entered into an Investment Banking and Consulting Agreement with Capstone Partners. A copy of the Agreement between the Company and Capstone Partners is attached hereto and incorporated herein by reference. See Exhibit List Index.

     Recent Issuance of Securities
     -----------------------------

     On September 27, 1999, pursuant to the terms of the Investment Banking and Consulting Agreement with Capstone Partners the company issued 5,859 restricted shares to Capstone Partners.

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

                    10.15 Capstone Partners Investment Banking and Consulting Agreement dated September 27, 1999, attached hereto

               (27) Financial Data Schedule

                    27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (b) There were no other reports on Form 8-K filed during the quarter of the period covered.

     The following Exhibit Index sets forth the Exhibits attached hereto.

                                  EXHIBIT INDEX

          Exhibit   Description
          10.15     Capstone Partners Investment Banking and Consulting
                    Agreement dated September 27, 1999.

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

                                  EXHIBIT 10.15

               Capstone Partners Investment Banking and Consulting
              Agreement dated September 27, 1999, attached hereto.

                   INVESTMENT BANKING AND Consulting AgreemenT
                                       FOR
                          American Fire Retardant Corp.

     This Agreement ("Agreement") is made as of September 27, 1999, by and between American Fire Retardant Corp., a Nevada corporation, with its principal place of business at 9337 Bond Avenue, El Cajon, California 92021 ("Company"), and Capstone Partners, Inc., a Utah limited liability company, ("CAPSTONE") with its principal offices at 3475 Lenox Road, Suite 400, Atlanta, Georgia 30326.

                                   Witnesseth

     WHEREAS, Company requires expertise in the areas of corporate finance consulting, securities compliance and regulation, securities markets awareness and support, and general investment banking services to support its further development and growth: and

     WHEREAS, CAPSTONE, an NASD-member broker dealer, through its Investment Banking Department, is in the business of providing corporate finance advice and services, investment banking services, and other related advisory services including business development, advice on mergers and acquisitions, and strategic planning; and

     WHEREAS, The Company and CAPSTONE intend that this Agreement shall supercede and replace all other written investment banking or financial services agreements previously entered in to by the parties or their respective affiliates.

     NOW, THEREFORE, in consideration of the premises above and the mutual promises and covenants contained herein and subject specifically to the conditions hereof, and intending to be legally bound thereby, the parties agree as follows:

1. Certain Definitions- When used in this Agreement, the following terms shall have the meanings set forth below:

     1.1 Affiliate - any persons or entities controlled by or under common control of a party to this Agreement.

     1.2 Company - the Company who uses the services of CAPSTONE. Unless specifically stated otherwise, the term "Company" shall also include any other business enterprises which are affiliated with the Company.

     1.3 Contact Person - The persons who shall be primarily responsible for carrying out the duties of the parties hereunder. The Company and CAPSTONE shall each appoint a Contact Person to be responsible for their respective duties. In the event that one party gives notice to the other party in writing that, in their reasonable opinion, the other party's Contact Person is not able to fulfill their duties and responsibilities hereunder, both parties shall mutually agree upon a replacement Contact Person within 10 days of the said notice.

     1.4 Extraordinary Expenses - are expenses that are beyond those expenses that are usual, regular, or customary towards the performance of CAPSTONE's duties in fulfillment of the scope of this Agreement.

     1.5 Equity - cash, securities or liquid assets, specifically excluding real property.

     1.6 Payment or Payable in Kind - distribution or delivery of compensation in the same type and form as was given as valuable consideration for a transaction.

2. Contact Persons. The Contact Persons for the Company are Stephen F. Owens, President and Angela M. Raidl, Vice President and Secretary. The Contact Persons for CAPSTONE are Gregory Bartko, Esq., Chief Executive Officer and Ronald P. Ardt, President.

3. Services to be Rendered by CAPSTONE. Services to be rendered by CAPSTONE are as follows:

     3.1 Advice and Counsel. CAPSTONE will participate with the Company's other professionals and advisors to provide advice and counsel in relation to the Company's strategic business and financial plans, and other strategies, including but not limited to, identification and negotiations with potential lenders and investors, mergers and acquisition candidates, joint ventures, corporate partners and others involving financial and financially related transactions, as well as marketing and public relation matters as requested by the Company. CAPSTONE may provide additional mergers and acquisition candidates and strategies so as to assist the Company in its corporate expansion and development.

          In addition, CAPSTONE will assist in creating one or more securities offering structures for the Company, either debt and equity offerings, will assist in identifying one or more funding sources and strategies designed to locate investment capital for the Company, and specifically will use its best efforts to identify and negotiate the placement of a "bridge capital" facility currently being undertaken by the Company. This Agreement shall specifically include investment banking services related to the Company's planned Rule 506 private placement offering to be structured for the purpose of placing sufficient debt and/or equity securities to enable the Company to raise a minimum of $2.0 million and a maximum of $3.0 million of investment capital, on terms and according to a corporate finance structure hereinafter to be agreed upon by the parties.

     3.2 Introductions to the Securities Brokerage Community. CAPSTONE has developed an association with a multitude of other NASD-member broker dealers and investment professionals. In the event the utilization of such association becomes necessary or desirable, CAPSTONE will enable and facilitate contact with the Company to facilitate business transactions among them. In this event, CAPSTONE shall use it's best efforts to assist the Company in establishing relationships with securities dealers and to provide the most recent corporate information to interested securities dealers on a regular and continuous basis. CAPSTONE understands that this is in keeping with the Company's business objective to establish a nationwide network of securities dealers, market professionals, and market makers, who have an interest in the Company's securities.

     3.3 Market-making Intelligence. CAPSTONE also has close associations with numerous marketing and public relations professionals and will use its best efforts to introduce and facilitate contacts and relationships between the Company to facilitate business transactions and marketing expertise among them. By sharing marketing ideas and networking among contacts introduced by CAPSTONE, the Company can increase its public markets exposure and expertise by establishing these relationships.

     3.4 Company Transaction Due Diligence. CAPSTONE will participate with other companies, professionals and advisors to undertake due diligence on all proposed financial transactions affecting the Company, including investigation and advice on the financial, valuation and stock price implications thereof.

     3.5 Additional Duties. Company and CAPSTONE shall mutually agree upon any additional duties that CAPSTONE may provide for compensation paid or payable by Company under this Agreement. Such additional agreement(s), although there is no requirement to do so, may be attached hereto and made a part hereof as Exhibits beginning with Exhibit A.

     3.6  Best Efforts and Non-exclusive.

          (a) Except as to specific time deadlines imposed pursuant to the terms of this Agreement as set forth in Exhibit 1, CAPSTONE shall devote such time and best efforts as may be reasonably necessary to perform its services as agreed herein. CAPSTONE is not responsible for the performance of any services that may be rendered hereunder without the Company providing the necessary information prior thereto. CAPSTONE cannot guarantee results on behalf of Company, but shall pursue all reasonable avenues available through its network of financial contacts. At such time as interest is expressed in the Company's business and capital raising objectives, CAPSTONE shall notify Company and advise it as to the source of such interest or capital and any terms and conditions of such. The acceptance and consumption of any transaction is subject to acceptance of the terms and conditions by the Company. It is understood that a portion of the compensation to be paid hereunder is being paid by Company to have CAPSTONE remain available to assist it with transactions on an "as needed" basis during the term of this Agreement.

          (b) The parties further acknowledge that this Agreement is being entered into by the Company on a non-exclusive basis, meaning that there is no prohibition in this Agreement restraining the Company from receiving like services from any third party to this Agreement.

4. Legality of Transactions and Services. CAPSTONE hereby represents and warrants the services contemplated herein, the consideration received and the services to be rendered are and will be in compliance with all federal and state laws of the United States. Upon request, CAPSTONE shall provide an opinion of an attorney licensed to practice law within the United States, that the foregoing is correct.

5. Compensation to CAPSTONE. Initially, CAPSTONE shall receive compensation under this Agreement for: (i) successfully placing the Company's bridge capital facility in an amount of at least $250,000 and (ii) for ongoing investment banking services separate from and in addition to the placement of the bridge capital facility. Fees for the combination of the services referenced in this section shall be payable as follows:

          5.1  Compensation and Fees.

               A. Retainer Fee. CAPSTONE shall be paid a retainer fee ("Retainer") equal to 25% of the total number of shares of Common Stock of the Company as provided in paragraph 5.1(B), below, upon the execution of this Agreement (one-quarter of 1%). This Retainer is in lieu of CAPSTONE'S customary cash retainer fee.

               B. Monthly Fee. In addition, for a period of six (6) months from the date of execution of this Agreement, the Company agrees to pay CAPSTONE $2,500 per month during the term of this Agreement commencing on execution of this Agreement, with each subsequent monthly payment due on the 15th day of each month thereafter, provided that CAPSTONE meets that specific time deadlines set forth in Exhibit 1. In the event that the Company is delinquent in making any monthly payment, the amount which is delinquent may be paid either in cash or by transferring an appropriate number of the Company's restricted Common Stock valued at a 50% discount to the market inside bid price to CAPSTONE per month, upon the due date, in lieu of cash, at CAPSTONE's option (i.e. if a $2,500 fee is not paid, $5,000 of restricted Common Stock shall be delivered to CAPSTONE).

                    If CAPSTONE fails to complete a project, through no fault of the Company, by a specific deadline set forth in Exhibit 1, then the Company shall not be obligated to pay the next months fee of $2,500 and said monthly fee shall be deemed waived by CAPSTONE.

                    Should the Company become delinquent in keeping the monthly consulting fees current by more than 15 days, CAPSTONE may discontinue work on the Company's behalf.

                    If CAPSTONE fails to complete a project within 15 days after its designated deadline as set forth in Exhibit 1, then the Company, at the election of the Company, may terminate this Agreement.

               C. Shares. As partial consideration for CAPSTONE'S services, expertise, and introductions to sources of debt or equity capital, the Company shall cause to be delivered and issued to CAPSTONE (or CAPSTONE'S assignee(s)), a number of restricted shares of the Company's Common Stock equal to 1% of the total number of outstanding shares at the date of this Agreement, being 23,438 shares ("Shares"). These Shares shall be earned, issued and delivered according to the following delivery and issuance schedule:

                    (i) 25% of the restricted Shares deliverable on the execution date of this Agreement as the Retainer pursuant to paragraph 5.1(A). These Shares shall be subject to the resale limitations contained in Rule 144 promulgated under the Securities Act of 1933, as amended ("Act").

                    (ii) 50% of the  restricted  Shares  deliverable at the time that CAPSTONE delivers a draft of the Private Placement Documents pursuant to Exhibit 1 attached hereto. These Shares shall be restricted under Rule 144 of the Act and shall be subject to the resale limitations contained in Rule 144 promulgated under the Act.

                    (iii)25% of the  restricted  Shares  deliverable at the time that CAPSTONE delivers a draft of the final Private Placement Documents and Required Notices pursuant to
                         Exhibit 1 attached hereto. These Shares and shall be subject to the resale limitations contained in Rule 144 promulgated under the Act.

          D. Warrants. Warrants shall be granted to CAPSTONE from the Company entitling CAPSTONE (or its assignee(s)) to purchase an equal number of shares of Common Stock as are the subject of section
               5.1(B) of this Agreement (i.e. 1.0% of the total number of outstanding shares of Common Stock as of the date of this Agreement) ("Warrant"). The Warrants shall not be exercisable until 180 days from the date of grant thereof. The Warrants shall be exercisable at a price equal to 75% of the average inside bid price of the Company's Common Stock for the five trading day trading period prior to the actual exercise of the Warrant or any part thereof. The term of the Warrants shall be for three (3) years from the date of grant, and they will include a "cashless exercise" (i.e., conversion provision. The Warrants and shares received by CAPSTONE, if the Warrants are exercised, shall be subject to the resale restrictions contained in Rule 144 promulgated under the Act, unless they are subject to registration in accordance with this Agreement.

          E. Provisions Governing the Warrant Shares. The following provisions are applicable to the Shares which are to be issued to CAPSTONE in the event that the Warrants are exercised pursuant to this agreement ("Warrant Shares"):

               (i) All Warrant Shares shall be subject to piggyback registration rights whenever the Company proposes to register any of its securities under the Securities Act of 1933, (excluding the Company's initial registered public offering, and any Registration on Form S-8 for employee benefit plans or Form S-4, or successor forms) with no proceeds from the registration of said Warrant Shares going to the Company. CAPSTONE may register all, a portion or none of its Warrant Shares along with other of the Company's shareholders, subject to approval of any Underwriter representing the Company.

               (ii) The Company shall provide, at its own expense at the time of exercise of this Agreement, or within a reasonable time thereafter, the necessary documents for CAPSTONE (or its assignee(s)) to receive the following:

                    (x) Form of Warrant Agreement containing the grant of the Warrants; and

                    (y) Piggyback Registration Rights Agreement covering the Warrant Shares.

          F. Bridge Funding and Private Placement Commissions. As compensation to CAPSTONE for successfully locating and placing a minimum of $250,000 in bridge financing on behalf of the Company, and in addition to the other compensation payable to Capstone for its investment banking services provided for in this Agreement, CAPSTONE shall receive a cash commission of 3.0% of the gross aggregate amount of funding received, payable at the time or times that the Company receives proceeds from any source or sources for any bridge financing placed through CAPSTONE'S efforts or introductions.

               The placement by CAPSTONE of the Company's debt or equity securities, in addition to the bridge financing referenced above (such as the Company's planned Rule 506 offering), shall be based upon the terms of a separate placement agents or dealers agreement hereinafter to be entered into by the parties prior to the time of such offering(s).

               G. Shares for introduction Broker-Dealer Upon Quotation of Common Stock. In consideration for the consulting services and introductions provided by CAPSTONE to the Company with regard to assisting the Company in locating a qualified and reputable Broker Dealer to submit and file the requisite Form 211 with the Over the Counter Bulletin Board, the Company hereby agrees that at such time as the Company begins price quotations on the NASD's Over the Counter Electronic Bulletin Board market, or such other public securities market, the Company shall cause to be issued and delivered to CAPSTONE, or its assignee(s) 100,000 restricted shares of the Company's Common Stock.

          5.2 Optional Form of Payment. CAPSTONE may at its sole election, on the due date of any payment due in accordance with this Agreement, elect to receive all or a portion of its fees in the form of restricted securities, equity, or financing instruments issued by Company to CAPSTONE on terms agreed by the Company in writing.

          5.3 Extraordinary Expenses. Extraordinary expenses of CAPSTONE shall be submitted to the Company for approval prior to expenditure and shall be paid by the Company, within ten (10) business days of receipt of CAPSTONE'S request for payment. Extraordinary expenses shall include, but not be limited to, business travel, business accommodations expenses, printing, regulatory fees, overnight delivery or courier services.

          5.4  Finder Fees.

               5.4(a) In the event CAPSTONE introduces the Company or a Company affiliate to any third party funding source(s), underwriter(s), merger partner(s) or joint venturers who enter into a funding, underwriting, merger, joint venture or similar agreement with the Company, the Company hereby agrees to pay CAPSTONE an advisory finder's fee according to industry standards based on the industry standard known as the "Lehman's Formula", on the gross proceeds or dollar value derived from such funding, payable upon the consummation of such funding, underwriting, merger, joint venture or similar agreement with the Company, even though the term of this Agreement may have expired pursuant to the terms of this Agreement. Capstone shall not be entitled to a finder's fee for any proceeds or financing arranged directly by the Company or from Monsoon International Manufacturing and Distribution, Inc. ("Monsoon"), or any parties introduced by Monsoon to the Company. For the purposes of this Agreement Lehman's Formula is set forth below:

                    (i)   5.0% of the first $1,000,000 of Financing;
                    (ii)  4.0% of the next $1,000,000 of Financing;
                    (iii) 3.0% of the next $1,000,000 of Financing;
                    (iv)  2.0% of the next $1,000,000 of Financing; and
                    (v) 1.0% of any amount in excess of $4,000,000 of Financing.

               "Financing," as used herein, shall mean all amounts furnished to or for the use of the Company with Investors directed or introduced by, or through the efforts of, Finder after the date of this Agreement, whether by investment in equity or debt securities of the Company, loans, loan commitments, guarantees of indebtedness, leasing, sale and leaseback, joint ventures or licensing.

               5.5(b) CAPSTONE may, at its sole option, elect to receive all or a portion of said advisory fee as payment in kind, i.e., pro-rata in the same form and type of securities, equity, or financing instruments issued to the funding source or underwriter by the Company. In the event the exercise of this option results in additional expenses over and above the expenses of the funding and/or underwriting, then the additional expenses shall be borne by CAPSTONE. In addition, the exercise of this option by CAPSTONE shall not impede or otherwise have a negative effect on any funding or underwriting.

6. Indemnification. Each party shall hold the other party harmless from and against, and shall indemnify the other party, for any liability, loss, and costs, expenses or damages howsoever caused by reason of any injury (whether to body, property, personal or business character or reputation) sustained by any person or to any person or property by reason of any act, neglect, default or omission of it or any of its agents, employees, or other representatives arising out of or in relation to this Agreement. Nothing herein is intended to nor shall it relieve either party from liability for its own acts, omissions or their own negligence. All remedies provided by law or in equity shall be cumulative and not in the alternative.

7. Company Representations. Company hereby represents, covenants and warrants to CAPSTONE as follows:

     7.1 Authorization. The Company and its signatories herein have full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby.

     7.2 No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the charter or by-laws of Company, or violate any term or provision of any other agreement or any statute or law which binds the Company.

     7.3 Agreement in Full Force and Effect. All contracts, agreements, plans, leases, policies and licenses referenced herein to which the Company is a party are valid and in full force and effect.

     7.4 Consents. No consent of any person, other than the signatories hereto, is necessary to the consummation of the transactions contemplated hereby, including, without limitation, consents from parties to loans, contracts, lease or other agreements and consents from governmental agencies, whether federal, state, or local.

     7.5 CAPSTONE Reliance. That CAPSTONE has and will rely upon the documents, instruments and written information furnished to CAPSTONE by the Company's officers, or designated employees.

     7.6  Services NOT EXPRESSED OR IMPLIED.

          7.6(a) That CAPSTONE has not agreed with the Company, in this Agreement or any other agreement, either verbal or written, that any associate of CAPSTONE will be a market-maker in any specific securities or securities that the Company may have an interest in: and,

          7.6(b) That any payments made to CAPSTONE are not, and shall not be construed as compensation to CAPSTONE for the purposes of having a referral or associate of CAPSTONE make a market or write research reports, or to cover CAPSTONE'S out-of-pocket expenses for having a referral of CAPSTONE make a market, or for the submission by a referral of CAPSTONE of an application to make a market in any securities; and,

          7.6(c) That no payments made to CAPSTONE are for the purpose of affecting the price of any security or influencing any market-making functions.

          7.6(d) That no payment made to CAPSTONE shall be for making false or exaggerated representations about the Company or any of the Company's customers or products.

          7.6(e) That no payment made to CAPSTONE shall be for research reporting coverage or securities purchase recommendations. CAPSTONE'S research department may or may not decide to initiate coverage of the Company's stock based on its due diligence, independently from any form of contractual agreement.

8. CAPSTONE Representations. CAPSTONE hereby represents, covenants and warrants to Company as follows:

     8.1  Authorization. CAPSTONE and its signatories herein have full power and
          authority  to  enter  into  this   Agreement  and  to  carry  out  the
          transactions contemplated hereby.

     8.2 No Violation. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the charter or by-laws of Company, or violate any term or provision of any other agreement or any statute or law.

     8.3 Agreement in Full Force and Effect. All contracts, agreements, plans, leases, policies and licenses referenced herein to which Company is a party are valid and in full force and effect.

     8.4 Consents. No consent of any person, other than the signatories hereto, is necessary to the consummation of the transactions contemplated hereby, including, without limitation, consents from parties to loans, contracts, lease or other agreements and consents from governmental agencies, whether federal, state, or local.

     8.5 Company Reliance. That Company has and will rely upon the documents, instruments and written information furnished to Company by the CAPSTONE'S officers, or designated employees.

9. Confidentiality. CAPSTONE and the Company each agree to provide reasonable security measures to keep information confidential whose release may be detrimental to the stability and confidentiality of either CAPSTONE or the Company.

10. Miscellaneous Provisions.

     10.1 Amendment and Modification. This Agreement may be amended, modified, and supplemented only by written agreement of CAPSTONE and Company.

     10.2 Waiver of Compliance. Any failure of CAPSTONE or the Company to comply with any obligation, agreement or condition herein may be expressly waived in writing, but such waiver of failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

     10.3 Expenses: Transfer Taxes, Etc. Whether or not the transactions contemplated by this Agreement are consummated, CAPSTONE agrees that all fees and expenses incurred by CAPSTONE, in connection with this Agreement shall be borne by CAPSTONE and the Company agrees that all fees and expenses incurred by the Company in connection with this Agreement shall be borne by the Company, including, without limitation as to CAPSTONE or Company, all fees of counsel and accountants.

     10.4 Other Business Opportunities. Except as expressly provided in this Agreement, each party hereto shall have the right independently to engage in and receive full benefits from other business activities. In case of business activities which would be competitive with the other party, notice shall be given prior to this Agreement or, if such activities are proposed, then within 10 days prior to any competitive engagement. The doctrines of "corporate opportunity" or "business opportunity" shall not be applied to any other activity, venture, or operation of either party.

     10.5 Compliance with Regulatory Agencies. Each party hereby represents and warrants that all actions, direct or indirect, taken by it and it's respective agents, employees and affiliates in connection with this Agreement and any financing or underwriting arising from this
          Agreement, shall conform to all applicable Federal and state securities laws.

     10.6 Notices. Any notices to be given hereunder by any party to the other may be effected by personal delivery in writing or by mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses appearing in the introductory paragraph of this agreement, but any party may change his address by written notice in accordance with this subsection. Notices delivered personally shall be deemed communicated as of actual receipt; mailed notices shall be deemed communicated as of three (3) days after mailing.

     10.7 Assignment. This Agreement, and all of the provisions hereof, shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any right, interests or obligations hereunder shall be assigned by either of the parties hereto without the prior written consent of the other party, except by operation of law.

     10.8 Delegation. Neither party shall delegate the performance of its duties under this Agreement without the prior written consent of the other party.

     10.9 Publicity. Neither CAPSTONE nor the Company shall make or issue, or cause to be made or issued, any announcement or written statement concerning this Agreement or the transactions contemplated hereby for dissemination to the general public without the prior consent of the other party. This provision shall not apply, however, to any announcement or written statement required to be made by law or the regulations of any federal or state governmental agency, except that the party concerning the timing and consent of such announcement before such announcement is made.

     10.10 Governing Law. This Agreement and the legal relations among the parties hereto shall be governed by and construed in accordance with the laws of the State of Georgia, without regard to its conflicts of law doctrine. The Company and CAPSTONE agree that if action is instituted to enforce or interpret any provision of this Agreement, then jurisdiction and venue shall be in Fulton County, Georgia.

     10.11 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10.12 Headings. The heading of the sections of this Agreement are inserted for convenience only and shall not constitute a part hereto or affect in any way the meaning or interpretation of this Agreement.

     10.13 Entire Agreement. This Agreement, including any exhibits hereto, and the other documents and certificates delivered pursuant to the terms hereto, set forth the entire agreement and understanding of the parties hereto in respect of the subject matter contained herein, and supersedes all prior agreements, promises, covenants, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto.

     10.14 Third Parties. Except as specifically set forth or referred to herein, nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or corporation other than the parties hereto and their successors or assigns, any rights or remedies under or by reason of this Agreement.

     10.15 Attorneys' Fees and Costs. If any legal action or arbitration proceeding is necessary to enforce, interpret, or collect upon the terms of this Agreement, the prevailing party in that controversy shall be entitled to recover from the non-prevailing party, reasonable attorneys' fees and costs in addition to any other relief to which that party may be entitled. This provision shall be construed as applicable to the entire Agreement.

     10.16 Survivability. If any part of this Agreement is found, or deemed by a court of competent jurisdiction to be invalid or unenforceable, that part shall be severable from the remainder of this Agreement.

     10.17 Further Assurances. Each of the parties agree that it shall from time to time take such actions and execute such additional instruments as may be reasonably necessary or convenient to implement and carry out the intent and purpose of this Agreement.

     10.18 Right to Data After Termination. After termination of this Agreement each party shall be entitled to copies of all information acquired hereunder as of the date of termination and not previously furnished to it.

     10.19 Relationship of the Parties. Nothing contained in this Agreement shall be deemed to cause either party to be the partner of the other, nor, except as otherwise herein expressly provided, to cause either party to be the agent or legal representative of the other, nor create any fiduciary relationship between them. It is not the intention of the parties to create, nor shall this Agreement be construed to create, any commercial or other partnership. Neither party shall have any authority to act for or to assume any obligation or responsibility on behalf of the other party, except as otherwise expressly provided herein.. The rights, duties, obligations and liabilities of the parties shall be several not joint or collective. Each party shall be responsible only for its obligations as herein set out and shall be liable only for its share of the costs and expenses as provided herein. Each party shall indemnify, defend and hold harmless the other party, its directors, officers, and employees from and against any and all losses, claims, damages and liabilities arising out of any act or any assumption of liability by the indemnify party, or any of its directors, officers or employees, done or undertaken, or apparently done or undertaken, on behalf of the other parties. Each party shall be responsible for the acts of its agents and affiliates.

11. Arbitration; Indemnification. WITH RESPECT TO THE ARBITRATION OF ANY DISPUTE, THE UNDERSIGNED HEREBY ACKNOWLEDGE THAT:

     11.1 Arbitration is final and binding on the parties;

     11.2 The parties are waiving their right to seek a remedy in court, including the right to jury trial;

     11.3 Pre-arbitration discovery is generally more limited and different from court proceeding;

     11.4 The arbitrator's award is not required to include factual findings or legal reasoning and any party's right to appeal or to seek modification of a ruling by the arbitrators is strictly limited;

     11.5 The panel of arbitrators will typically include a minority of arbitrators who were or are affiliated with the securities industry; and

     11.6 This arbitration agreement is specifically intended to include any and all statutory claims which might be asserted by any party.

     11.7 All disputes, controversies, or differences between the company, capstone or any of their officers, directors, legal representatives, attorneys, accountants, agents or employees, or any customer or other person or entity, arising out of, in connection with or as a result of this agreement, shall be resolved through arbitration rather than through litigation.

     11.8 The undersigned hereby agrees to submit the dispute for resolution to either the American Arbitration Association, in Atlanta, Georgia, or the national association of securities dealers, inc., in Atlanta, Georgia, whichever association may assert jurisdiction over the dispute, within five
     (5) business days after receiving a written request to do so from any of the aforesaid parties.

     11.9 If any party fails to submit the dispute to arbitration on request, then the requesting party may commence an arbitration proceeding.

     11.10 That any hearing scheduled after an arbitration is initiated shall take place in Fulton County, Georgia and the federal arbitration act shall govern the proceeding and all issues raised by this agreement to arbitrate. If any party shall institute any court proceeding in an effort to resist arbitration and be unsuccessful in resisting arbitration or shall unsuccessfully contest the jurisdiction of any arbitration forum located in Fulton County, Georgia, over any matter which is the subject of this agreement, the prevailing party shall be entitled to recover from the non-prevailing party its legal fees and any out-of-pocket expenses incurred in connection with the defense of such legal proceeding or its efforts to enforce its rights to arbitration as provided for herein.

         11.12 Each party will sign any required NASD uniform submission agreement at the time any dispute is submitted for arbitration. Or the applicable paperwork for the American Arbitration Association, at the time any dispute is submitted for arbitration whichever one is applicable.

         11.13 The parties shall accept the decision of any award as being, final and conclusive and agree to abide thereby.

         11.14  Any   decision   may  be  filed  with  any  court  of  competent
         jurisdiction as a basis for judgment and execution for collection.

12. Term of Agreement and Termination. This Agreement shall be effective upon execution, shall continue for six (6) months unless terminated sooner, by either party, pursuant to the terms of this Agreement, upon giving the other party thirty (30) days written notice, after which time this Agreement is terminated. CAPSTONE shall be entitled to the finder's fees described in this Agreement for funding or underwriting commitments entered into by the Company's within one year after the termination of this Agreement if said funding or underwriting was the result of CAPSTONE'S efforts or introductions to other funding sources prior to the termination of this Agreement.

13. Renewal. Provided that this agreement has not been otherwise terminated, and that all specific deadlines have been met and all services to be provided hereunder have been completed in a timely fashion and all payments to be made hereunder have been made, then this agreement shall automatically renew for one
(1) additional period of six (6) months under the same terms and conditions and compensation set forth in paragraph 5.1(B), 5.1(F) and 5.4, hereof.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                                         THE COMPANY
                                         American Fire Retardant Corp.
                                         A Nevada Corporation


Date: September 29, 1999                /S/ Stephen F. Owens
                                        ---------------------------------------
                                        By:  Stephen F. Owens
                                        Its: President


Date: September 30, 1999                /S/ Angela M. Raidl
                                        ---------------------------------------
                                        By:  Angela M. Raidl
                                        Its: Vice President, Chief Financial
                                             Officer, Secretary

                                        CAPSTONE

                                        Capstone Partners, L.C.
                                        A Utah Limited Liability Company



Dated:   September 27, 1999             /S/ Greg Bartko
                                        ---------------------------------------
                                        By: Greg Bartko, Esq.
                                       Its: Chief Executive Officer

                                    EXHIBIT 1

                             Specific Time Deadlines


Item 1. Private Placement Memorandum. Capstone as part of the compensation and fees set forth in the Investment Banking and Consulting Agreement shall prepare a Private Placement Memorandum pursuant to the provisions of Rule 506 of Regulation D along with the requisite subscription agreement, investor questionnaire, investor representative questionnaire (Collectively the "Private Placement Documents"), and the Form D Notice of Sale of Securities and requisite state Blue Sky filings and notices pursuant to Rule 506 and Sec. 18(b)(4)(D) of the Securities Act of 1933, for up to six
     (6) states designated by the Company (the "Required Notices").

     Any additional requisite Blue Sky filings and notices in excess of the initial six (6) designated states shall be an additional cost of $250 per state.

     Due Dates:

     (1) The draft of Private Placement Documents shall be completed no later than 14 days following the execution of this Agreement.

     (2) The final and completed Private Placement Documents along with the Required Notices shall be completed no later than 10 days following the approval of the draft of the Private Placement Document by the Company.

     Costs:

     The Company shall pay all required State Blue Sky filing fees associated with the Private Placement, in addition to all other out-of-pocket costs associated with the Private Placement Memorandum, such as copying and binding charges, and the costs of distribution and mailing of the Private Placement Memorandum.