Form 10QSB/A
period 1999-06-30
AMERICAN FIRE RETARDANT CORP
filed 2000-06-29
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

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

     This Form 10-QSB has 25 pages, the Exhibit Index is located at page 21.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1999 and December 31, 1998

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                                 June 30,       December 31,
                                                                   1999             1998
                                                                ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                         $    -          $    -
   Inventory                                                        123,251         140,495
   Accounts receivable, net                                         401,261         472,302
                                                                ------------    ------------

     Total Current Assets                                           524,512         612,797
                                                                ------------    ------------

PROPERTY AND EQUIPMENT                                              189,306         196,603
                                                                ------------    ------------

OTHER ASSETS

   Restricted cash                                                   42,359          71,519
   Intangible assets, net                                            53,200          72,500
   Deposits and other assets                                         16,372          16,372
                                                                ------------    ------------

     Total Other Assets                                             111,931         160,391
                                                                ------------    ------------

     TOTAL ASSETS                                               $   825,749     $   969,791
                                                                ============    ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  June 30,      December 31,
                                                                    1999            1998
                                                                ------------    ------------
                                                                (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                               $    23,110     $     9,462
   Accounts payable                                                  88,769          65,887
   Accrued expenses                                                 258,324         229,321
   Unearned revenue                                                  42,690          42,690
   Shareholder loans                                                201,663         215,700
   Notes payable, current portion                                   254,026         225,697
   Line of credit                                                   378,637         418,869
                                                                ------------    ------------

     Total Current Liabilities                                    1,247,219       1,207,626
                                                                ------------    ------------

LONG-TERM LIABILITIES

   Notes payable                                                     82,976          94,668
                                                                ------------    ------------

     Total Liabilities                                            1,330,195       1,302,294
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively                       2,344           2,279
   Additional paid-in capital                                       917,614         872,090
   Accumulated deficit                                           (1,424,404)     (1,206,872)
                                                                ------------    ------------

     Total Stockholders' Equity (Deficit)                          (504,446)       (332,503)
                                                                ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                          $   825,749     $   969,791
                                                                ============    ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               For the                       For the
                                                           Six Months Ended             Three Months Ended
                                                               June 30,                      June 30,
                                                     ---------------------------   ---------------------------
                                                        1999            1998           1999           1998
                                                     ------------   ------------   ------------   ------------
NET SALES                                            $ 1,021,544    $   849,514    $   469,301    $   444,071

COST OF SALES                                            339,084        276,604        167,457        162,124
                                                     ------------   ------------   ------------   ------------

GROSS MARGIN                                             682,460        572,910        301,844        281,947
                                                     ------------   ------------   ------------   ------------

EXPENSES

   Selling, general and administrative                   725,936        824,191        354,826        420,457
   Depreciation and amortization expense                  18,746          4,861          7,286          3,480
   Bad debt expense                                       10,859         12,458          5,396          3,881
                                                     ------------   ------------   ------------   ------------

     Total Expenses                                      755,541        841,510        367,508        427,818
                                                     ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            (73,081)      (268,600)       (65,664)      (145,871)
                                                     ------------   ------------   ------------   ------------

OTHER EXPENSES

   Interest expense                                     (144,451)       (82,106)       (83,135)       (46,852)
                                                     ------------   ------------   ------------   ------------

     Total Other Expenses                               (144,451)       (82,106)       (83,135)       (46,852)
                                                     ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                                (217,532)      (350,706)      (148,799)      (192,723)

PROVISION FOR INCOME TAXES                                -              -              -              -
                                                     ------------   ------------   ------------   ------------

NET LOSS                                             $  (217,532)   $  (350,706)   $  (148,799)   $  (192,723)
                                                     ============   ============   ============   ============

BASIC LOSS PER SHARE                                 $     (0.19)   $     (0.33)   $     (0.26)   $     (0.37)
                                                     ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                          1,155,613      1,051,030        577,806        525,515
                                                     ============   ============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                             Common Stock           Additional       Stock
                                                     ---------------------------     Paid-in      Subscription   Accumulated
                                                        Shares         Amount        Capital       Receivable      Deficit
                                                     ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                             2,017,953    $     2,018    $   730,369    $   (30,000)   $  (695,768)

Common stock issued for cash                               4,785              5         18,495         -              -

Receipt of stock subscription                             -              -              -              30,000         -

Common stock issued for
 services and interest                                   255,543            256         52,726         -              -

Contributed capital for
 services rendered                                        -              -              70,500         -              -

Net loss for the year ended
 December 31, 1998                                        -              -              -              -            (511,104)
                                                     ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                             2,278,661          2,279        872,090         -          (1,206,872)

Common stock issued for
 debt conversion (unaudited)                              49,159             49         34,362         -              -

Common stock issued for
 interest (unaudited)                                     15,968             16         11,162         -              -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                                              -              -              -              -            (217,532)
                                                     ------------   ------------   ------------   ------------   ------------

Balance, June 30, 1999
 (unaudited)                                           2,343,788    $     2,344    $   917,614    $    -         $(1,424,404)
                                                     ============   ============   ============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the                       For the
                                                           Six Months Ended             Three Months Ended
                                                               June 30,                      June 30,
                                                     ---------------------------   ---------------------------
                                                        1999           1998            1999           1998
                                                     ------------   ------------   ------------   ------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                           $  (217,532)   $  (350,706)   $  (148,799)   $  (192,723)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense              11,178         30,961         11,178         30,961
    Depreciation and amortization                         36,016          6,496         18,008          3,248
    Bad debt expense                                      10,859         12,548          5,396          3,971
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable            60,181          2,370         48,349         63,311
    (Increase) decrease in deposits                       -              (6,683)        -               -
    (Increase) decrease in inventory                      17,244        (14,500)           998           (539)
    (Increase) decrease in prepaid expenses
      and intangibles                                     -               5,225         -               5,225
   (Increase) decrease in restricted cash                 29,160        (23,029)       (19,018)        11,928
   Increase (decrease) in cash over draft                 13,648          -             23,110          -
    Increase (decrease) in accounts payable               22,882            303         28,080        (13,278)
    Increase (decrease) in accrued expenses               29,005         76,090        (10,123)        25,544
    Increase (decrease) in unearned revenue               -               -            (27,205)        (4,400)
                                                     ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Operating Activities                                12,641       (260,925)       (70,026)       (66,752)
                                                     ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                                (9,420)       (12,290)        (2,360)         -
                                                     ------------   ------------   ------------   ------------

       Net Cash (Used) by Investing Activities            (9,420)       (12,290)        (2,360)         -
                                                     ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                   -              45,500         -              45,500
  Payments on notes payable - related                    (12,472)       (33,000)       (12,472)       (33,000)
  Proceeds from sale of common stock                      -              48,500         -               7,000
  Proceeds from notes payable                            105,000         75,500        105,000         50,100
  Proceeds from lines of credit                           -             233,592          3,170         50,228
  Paydown on line of credit                              (40,232)        -              -               -
  Payment on notes payable                               (55,517)       (96,877)       (28,703)       (53,076)
                                                     ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Financing Activities                           $    (3,221)   $   273,215    $    66,995    $    66,752
                                                     ------------   ------------   ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                              For the                        For the
                                                          Six Months Ended              Three Months Ended
                                                              June 30,                       June 30,
                                                     ---------------------------   ---------------------------
                                                         1999          1998            1999           1998
                                                     ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                      $    -         $    -         $    (5,391)   $    -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     -              -               5,391         -
                                                     ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $    -         $    -         $    -         $    -
                                                     ============   ============   ============   ============

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. The Company has leased an apartment in Louisiana which calls for monthly payments of $925 per month and expires on April 30, 1999. Future minimum lease payments are as follows:

                                                          Amount
                                                     ---------------
                    1999                             $        38,320
                    2000                                      49,860
                    2001                                      49,860
                    2002                                      24,930
                                                     ---------------

                      Total                          $       162,970
                                                     ===============

          Employment Contract
          -------------------

          The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003.

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the six months ended June 30, 1999 and 1998 was $-0-, as there have been no sales of Fyberix 2000V.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 3 - FINANCING AGREEMENT

          Private Capital - Accounts Receivable Financing
          -----------------------------------------------

          On April 17, 1999, the Company entered into a Purchase and Security Agreement with Private Capital, Inc., located in Lafayette, Louisiana. Under the terms of this agreement, the Company would sell certain qualified accounts receivable to Private Capital, Inc., at a price equal to the net amount of the acceptable account receivable, less a discount equal to 8.0% of the net amount of the acceptable account receivable. At the time of purchase of such account receivable by Private Capital, Private Capital shall pay to the Company the net amount of the account receivable less the discount. private Capital agrees to rebate to the Company a sum equal to 2.0% on each account receivable that is paid within 30 days. Any account that pays after 30 days will be charged the full discount, plus any account purchased by Private Capital from the Company unpaid for a period in excess of ninety (90) days from the date of said purchase by Private Capital, the Company agrees to pay to Private Capital additional sums equal to and calculated based on 2.0% for any part of a 30 day increment, exceeding 60 days that Private Capital purchases said account receivable.

          To secure the payment by the Company to Private Capital for any indebtedness which may result from a charge back as a result of a delinquent or non-paying account, the Company has granted to Private Capital a security interest in all of the Company's inventory now or hereafter acquired by the Company located at the Company's offices in Broussard, Louisiana, and all accounts receivable, deposit accounts with Private Capital, equipment and general intangibles and chattel papers of the Company and all proceeds thereof.

          As additional security for the payment by the Company to Private Capital for any indebtedness which may result from a chargeback as a result of a delinquent or non- paying account, the then acting officers of the Company all executed guarantees.

NOTE 4 - LEGAL PROCEEDINGS

          Alman v. AFRC Florida
          ---------------------

          The Company was involved in litigation in the calendar year 1997. The Company's former subsidiary, AFRC Florida was a party defendant in the matter Allen E. Alman and Phyllis S. Alman v. American Fire Retardant Corporation of Florida and Stephen F. Owens, Dade County Florida, Case No. 97-7203 CA 09. The matter ws a dispute over the terms of a Stock Purchase Agreement entered into in September 1993 with regard to the purchase by AFRC Florida of all the stock and assets of Apco Equipment Sale Corporation dba Thoro-Sheen Company. This matter was resolved in July 1997 wherein AFRC Florida and Mr. Owens agreed to pay to Mr. and Mrs. Almans the total sum of $51,550, payable $5,775 on or before July 15, 1997, $5,775 on or before August 30, 1997 and the balance of $40,000 in installments of $1,800 per month for 24 months commencing on September 30, 1997, until paid in full.

          All payments were made in a timely manner pursuant to the terms of the Joint Stipulation and the final payment was made on September 15, 1999.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 1999 and December 31, 1998


NOTE 4 - LEGAL PROCEEDINGS (Continued)

          Halvelin v. AFRC
          ----------------

          The Company is a party defendant in the matter of Havelin v. American Fire Retardant Corporation, United States District Court, Southern District of Mississippi, Case No. 1- 99CV159GR. The Plaintiff, Jennifer L. Havelin was suing the Company alleging that the Company discriminated against the Plaintiff because of Plaintiff's sex, a female. The Plaintiff originally filed a claim with Equal Employment Opportunity commission ("EEOC") in May 15, 1998 alleging discrimination and that Plaintiff had been laid off because she was a female. On January 29, 1999, the EEOC dismissed Plaintiffs claim as being without merit. This action arose from the same facts set forth by Plaintiff in her claim with the EEOC. Further, pursuant to Title VII, the Plaintiff had 90 days (i.e. until May 1, 1999) to file a lawsuit in Federal Court with regard to this matter. The Plaintiff filed her action beyond the prescribed time period.

          On August 25, 1999, the Company settled this matter for a total sum of $5,000 paid by the Company to Ms. Havelin.

NOTE 5 - STOCK ISSUANCE

          On March 31, 1999, the Company issued 65,127 shares of common stock for the conversion of $34,411 of debt and 15,968 shares of common stock for interest expense of $11,178 to a related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

FINANCIAL CONDITION
-------------------

     Trends and Uncertainties.
     ------------------------

     Demand for the Company's products is constantly increasing. The United States Fire Administration (USFA), The Consumer Product Safety Commission
(CPSC), and the National Fire Protection Association (NFPA) all agree that the United States has the worst per capita record of fire related accidents and deaths in the world. As a result, the federal and state regulatory agencies are continually adding new and stricter fire codes and are becoming more and more vigilant in the enforcement of these codes. In addition, non-governmental bodies such as Insurance Companies are constantly instituting regulations and standards that are, in some instances, even stricter than those imposed through federal and state agencies. The Company, of course, benefits from increased governmental and non-governmental fire regulations.

     However, due to the Company's limited resources, the sales and marketing of the Company's products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources. Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion will be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

     The industry in which the Company operates is highly competitive, rapidly growing and the Company will have to compete with a multitude of similar companies, possessing substantially greater financial, personnel, technological and marketing resources. As discussed below, there is no assurance that the Company will be able to compete in such an environment without additional financing.

     Capital and Sources of Liquidity.
     --------------------------------

     The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume and to expand its product line. In order for the Company to continue its operations at its existing levels, the Company will require $675,000 of additional funds over the next twelve months. Only through the factoring of its receivables can the Company generate funds to maintain its daily operations. The construction industry in general does not use factors. Funding for construction projects are generally done through lines of credit with banks that advance moneys against contract at reasonable rates and are equipped to deal with progress billing and percentage of completion contracts. The Company has not been able to establish such a relationship with a bank, and the penalties imposed by the factors for timing differences have eroded the Company's profit on construction projects. This erosion can be seen in the substantial increase in interest expense.

     Also, if additional capital is not obtained, there may be a reduction in the Company's ability to accept new projects which may, in turn, have an effect on the Company's ability to maintain its operations. Therefore the Company is dependent on funds raised through equity or debt offerings, and through receivable factoring. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

     The Company sustained net losses of $217,532 and $350,706 for six-month periods ending June 30, 1999 and June 30 l998 respectively, for a total loss decrease of $132,174 or 38%. As discussed in detail below, this loss was attributable mainly to (1) increased legal and accounting fees incurred in connection with the Company's Public Filing, (2) increased interest expense incurred because progress billings on construction projects did not meet factoring payment schedules and thus the Company was liable for large penalties from the factor, and (3) increased travel expenses incurred in connection with both the on-site running of construction jobs and the need of the Company's principals to raise outside capital for continued operations of the business.

     Selling, general and administrative expenses, and bad debt expense has increased in line with the increased sales for the period ending June 30, 1999; however, included in SG&A for this period are legal and accounting fees specifically attributable to the preparation of the Company's Form 10-sb. These fees amounted to $45,083 during this period. Throughout the first six months of 1999, management has made a concerted effort to reduce SG&A. However, the decreases in SG&A accounts that are directly related to the everyday running of the business have been offset by the legal and accounting fees attributable to the public offering. Management does not feel that these large costs will continue beyond fiscal 1999. Depreciation and amortization expense has risen due to the purchase and/or leasing of equipment needed for increased construction work. There are no significant fluctuations in the depreciation and amortization accounts that warrant any further discussion here. Changes in Payroll expense, Outside services, Travel and Entertainment, and Interest expense will be discussed below.

     OPERATIONAL RESULTS
     -------------------

     During the six-month period ended June 30, 1999, the Company has greatly increased sales in the area of FireStop/FireFilm. Management feels that certain expenses should be included in cost of goods sold rather than certain expense accounts because they relate directly to the construction process and should be categorized as such per basic cost accounting principals. The financial statements for June 30, 1999 and June 30, 1998 do not reclassify these expenses into cost of goods sold. Management believes that an analysis of the Company's operation should be done with these expenses properly classified, hence the financial information presented below has been restated to effect this re-classification. First, the re-classified operational results are presented, followed by a listing of certain percentages based on these results. After this section, a complete reconciliation between the analysis here and the amounts shown in the financial statements is performed.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.
----------------------------------------------------------------------------

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                                Percentage
                                   June 30          June 30      Increase
                                     1999            1998       (Decrease)
                                   ---------------------------------------------
Net Sales
     Chemicals                     $  191,677      $  131,018         46%
     Textiles                         177,717         109,230         63%
     FireStop/FireFilm                652,150         609,266          7%
                                   ---------------------------------------------
                                    1,021,544         849,514         20%

Cost of Goods
     Chemicals                         55,137          41,422         33%
     Textiles                          87,198          53,473         63%
     FireStop/FireFilm                344,305         398,242        (14%)
                                   ---------------------------------------------
                                      486,640         493,137         (1%)

Gross Profit
     Chemicals                        136,540          89,596         52%
     Textiles                          90,519          55,757         62%
     FireStop/FireFilm                307,845         211,024         46%
                                   ---------------------------------------------
                                      534,904         356,377         50%

SG&A                                  578,380         607,658         (5%)
Depreciation & Amortization            18,746           4,861        285%
Bad Debt Expense                       10,859          12,458        (13%)
                                   ---------------------------------------------
                                      607,985         624,977         (3%)

Net Income (Loss) from Operations     (73,081)       (268,600)       (73%)

Interest Expense                      144,451          82,106         76%
                                   ---------------------------------------------

Net Loss                           $  (217,532)    $  (350,706)       (38%)

Gross Profit
     Chemicals                           71%                  68%
     Textiles                            51%                  51%
     FireStop/FireFilm                   47%                  35%
     Combined                            52%                  42%

Percentage of Total Sales
     Chemicals                           19%                  15%
     Textiles                            17%                  13%
     FireStop/FireFilm                   64%                  72%

Percentage of Gross Profit
     Chemicals                           26%                  25%
     Textiles                            16%                  16%
     FireStop/FireFilm                   58%                  59%

RECONCILIATION OF FINANCIAL STATEMENTS
--------------------------------------

                                   June 30          June 30
                                     1999            1998
                                   ----------------------------
Cost of Goods Per Analysis         $  486,640      $  493,137
    Less:  Outside Services           87,868(1)        40,494(1)
           Construction Payroll       42,671(2)       148,948(2)
           Construction Travel        11,390(3)         1,778(3)
           Construction Lodging        5,627(4)        25,313(4)
                                   ----------------------------

Cost of Goods per Financials       $ 339,084      $   276,604

SG&A per Analysis                  $ 578,380      $   607,658
    Add:   Outside Services           87,868(1)        40,494(1)
           Construction Pyrl          42,671(2)       148,948(2)
           Travel                     11,390(3)         1,778(3)
           Construction Lodging        5,627(4)        25,313(4)
                                   ----------------------------

SG&A per Trial Balance             $ 725,936         $824,191

     (1) Outside Services represents workers hired specifically for performing one particular construction job.

     (2) Construction Payroll represents those people who are employed by the Company full time, but who work only on detailed construction projects at the job-site.

     (3) Construction Travel represents the cost of getting a crew of workers to the job-site.

     (4) Construction Lodging represents the cost of housing a crew of workers while they are at the job-site.

     ANALYSIS
     --------

     The Company's  net sales derive from three  divisions:  (1)Chemical  Sales,
(2)Textile Processing,  and (3)Fire Stop/Fire Film construction  projects.  Thus far in fiscal 1999, Chemical sales increased by 46%, Fire Stop/Fire Film increased by 7%, and Textile processing increased by 63% as a percentage of net sales June 30, 1999 vs. June 30, 1998. The Chemical sales, Textile sales, and Fire Stop/Fire Film sales have a gross profit of 71%, 51%, and 47% respectively, and the Company has a combined gross profit of 52%. Increased growth in gross profit beyond that applicable to the percentage increase in net sales demonstrates the fact that the Company is relying on increased volume in both Chemical and FireStop/FireFilm as the chief product mix to create this higher combined gross profit. However, the FireStop/FireFilm division does produce excessive cash needs early in the fulfillment of the contract which forces the Company to rely heavily on the Factors for financing the start up. Hence, if outside capital is not obtained in order to eliminate the need for factoring, this division cannot operate effectively without drastically increasing interest expense.

     As of June 30, 1999 Chemical processing, Textile processing, and FireStop/Fire Film contributed $136,540, $90,519, and $307,845 respectively to the companies total gross profit of $534,904. The Company expects the sales of Chemicals and Fire Stop/Fire Film to continue to increase in the rapid geometric proportions they have shown thus far this year.

     The Company's increase in gross profit has also been brought about by the fact that the Company is becoming more experienced in the FireStop/Fire Film construction business and is able to more effectively manage these large jobs. As a result, the gross profit for FireStop/FireFilm increased from 35% at June 30, 1998 to 47% at June 30, 1999. The Company is also more effectively managing its purchase of raw material for all divisions of the business.

     The single most significant cause of the net loss at June 30, 1999 is the increase in interest expense of $62,345 or 76%. As noted earlier, the Company is now engaging in the construction business which requires enormous outlays of capital at the beginning of the project which is then reimbursed through standard percentage of completion billing as the work is done. The Company has been forced to work with Factors who are not really part of the construction industry, and hence the factoring agreement contains harsh penalties should the factored receivables age beyond a certain date. Because the Company is new to this construction industry, certain dates were not met throughout the fiscal year and penalties have been incurred by the Company. Interest including these penalties at June 30, 1999 was $144,451. Had the company been able to avoid these penalties, interest expense thus far this year would have been $78,003.

     The Company believes that the expenses for filing the Form 10-sb and travel will not be the substantial burden in the future that they were thus far this year, and the Company is now properly allocating its resources so that the Gross Profit mix in 2000 will be maximized. However, the Company will incur the same substantial interest rates in the future, because the Company is still having to factor its receivables. The Company currently estimates that it would need a capital infusion of $675,000 over the next twelve months in order to be able to avoid the excessive interest rates discussed above. At this time, although the Company is exploring several avenues of financing, no one answer to this problem has been found.

CAUTIONARY FORWARD - LOOKING STATEMENT
-------------------------------------

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

                                 EXHIBIT INDEX
                                 -------------

     Exhibit        Description
     -------        -----------
     NONE

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended report on Form 10-QSB/A-2 to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                        AMERICAN FIRE RETARDANT CORP.
                                        A Nevada Corporation


Date: June 27, 2000                     /S/ Stephen F. Owens
                                        ---------------------------------------
                                        By:  Stephen F. Owens
                                        Its: President


Date: June 27, 2000                     /S/ Angela M. Raidl
                                        ---------------------------------------
                                        By:  Angela M. Raidl
                                        Its: Vice President, Chief Financial
                                             Officer, Secretary