Form 10QSB/A
period 1999-09-30
AMERICAN FIRE RETARDANT CORP
filed 2000-06-29
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

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

     This Form 10-QSB has 28 pages, the Exhibit Index is located at page 23.

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                     September 30,  December 31,
                                                        1999            1998
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $    -         $    -
   Inventory                                             211,371        140,495
   Accounts receivable, net                              840,056        472,302
   Prepaid expenses                                       10,000         -
                                                     ------------   ------------

     Total Current Assets                              1,061,427        612,797
                                                     ------------   ------------

PROPERTY AND EQUIPMENT                                   247,166        196,603
                                                     ------------   ------------

OTHER ASSETS

   Restricted cash                                       138,649         71,519
   Intangible assets, net                                 46,750         72,500
   Deposits and other assets                              28,194         16,372
                                                     ------------   ------------

     Total Other Assets                                  213,593        160,391
                                                     ------------   ------------

     TOTAL ASSETS                                    $ 1,522,186    $   969,791
                                                     ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     September 30,  December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                    $    43,716    $     9,462
   Accounts payable                                      336,748         65,887
   Accrued expenses                                      327,041        229,321
   Unearned revenue                                       87,690         42,690
   Shareholder loans                                     203,714        215,700
   Notes payable, current portion                        291,696        225,697
   Line of credit                                        646,460        418,869
                                                     ------------   ------------

     Total Current Liabilities                         1,937,065      1,207,626
                                                     ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                         100,000         94,668
                                                     ------------   ------------

     Total Liabilities                                 2,037,065      1,302,294
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively            2,344          2,279
   Additional paid-in capital                            917,614        872,090
   Accumulated deficit                                (1,434,837)    (1,206,872)
                                                     ------------   ------------

     Total Stockholders' Equity (Deficit)               (514,879)      (332,503)
                                                     ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $ 1,522,186    $   969,791
                                                     ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               For the                        For the
                                                           Nine Months Ended             Three Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------   ---------------------------
                                                         1999           1998            1999           1998
                                                     ------------   -------------   ------------   ------------
NET SALES                                            $ 1,914,924    $  1,301,496    $   893,380    $   451,982

COST OF SALES                                            648,375         470,608        309,291        194,004
                                                     ------------   -------------   ------------   ------------

GROSS MARGIN                                           1,266,549         830,888        584,089        257,978
                                                     ------------   -------------   ------------   ------------

EXPENSES

   Selling, general and administrative                 1,205,586       1,055,420        479,650        231,229
   Depreciation and amortization expense                  27,300          14,769          8,554          9,908
   Bad debt expense                                        7,711          20,995         (3,148)         8,537
                                                     ------------   -------------   ------------   ------------

     Total Expenses                                    1,240,597       1,091,184        485,056        249,674
                                                     ------------   -------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                             25,952        (260,296)        99,033          8,304
                                                     ------------   -------------   ------------   ------------

OTHER EXPENSES

   Interest expense                                     (258,018)       (113,029)      (113,567)       (30,923)
                                                     ------------   -------------   ------------   ------------

     Total Other Expenses                               (258,018)       (113,029)      (113,567)       (30,923)
                                                     ------------   -------------   ------------   ------------

LOSS BEFORE INCOME TAXES                                (232,066)       (373,325)       (14,534)       (22,619)

PROVISION FOR INCOME TAXES                                -               -              -               -
                                                     ------------   -------------   ------------   ------------

NET LOSS                                             $  (232,066)   $   (373,325)   $   (14,534)   $   (22,619)
                                                     ============   =============   ============   ============

BASIC LOSS PER SHARE                                 $     (0.10)   $      (0.18)   $     (0.00)   $     (0.01)
                                                     ============   =============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                          2,322,556       2,021,010      2,343,788      2,022,738
                                                     ============   =============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                             Common Stock            Additional        Stock
                                      ---------------------------     Paid-in       Subscription   Accumulated
                                        Shares          Amount        Capital        Receivable      Deficit
                                      ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1997              2,017,953    $     2,018    $    730,369     $   (30,000)   $  (695,768)

Common stock issued for cash                4,785              5          18,495          -             -

Receipt of stock subscription              -              -               -              30,000         -

Common stock issued for
 services and interest                    255,543            256          52,726          -             -

Contributed capital for
 services rendered                         -              -               70,500          -             -

Net loss for the year ended
 December 31, 1998                         -              -               -               -           (511,104)
                                      ------------   ------------   -------------   ------------   ------------

Balance, December 31, 1998              2,278,661          2,279         872,090          -         (1,206,872)

Common stock issued for
 debt conversion (unaudited)               49,159             49          34,362          -             -

Common stock issued for
 interest (unaudited)                      15,968             16          11,162          -             -

Common stock issued for
 consulting services
 (unaudited)                                5,859              6           4,095          -             -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                               -              -               -               -           (227,965)
                                      ------------   ------------   -------------   ------------   ------------

Balance, September 30, 1999
 (unaudited)                            2,343,788    $     2,344    $    917,614    $     -        $(1,434,837)
                                      ============   ============   =============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               For the                        For the
                                                           Nine Months Ended             Three Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------   ---------------------------
                                                         1999           1998           1999            1998
                                                     ------------   -------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net (loss)                                         $  (232,066)   $   (373,325)   $   (14,534)   $   (22,619)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for services and
      interest expense                                    15,279          48,586          4,101         17,625
    Depreciation and amortization                         54,600          25,408         18,584         18,912
    Bad debt expenses                                      7,711          20,995         (3,148)         8,537
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable          (375,465)        (32,947)      (435,647)       (35,407)
    (Increase) decrease in deposits                       -               (6,683)        -              -
    (Increase) decrease in inventory                     (70,876)        (45,814)       (88,120)       (31,314)
    (Increase) decrease in prepaid expenses
      and intangibles                                    (10,000)         (8,281)       (10,000)       (13,506)
    (Increase) decrease in notes receivable              (11,822)         -             (11,822)        -
   (Increase) decrease in restricted cash                (67,130)         -             (96,290)        (9,002)
   Increase (decrease) in cash overdraft                  34,254            (588)        20,606             -
    Increase (decrease) in accounts payable              270,861         (14,904)       247,979        (15,207)
    Increase (decrease) in accrued expenses               97,720         114,456         68,717         38,366
    Increase (decrease) in unearned revenue               45,000           3,170         45,000          3,170
                                                     ------------   -------------   ------------   ------------

       Net Cash Provided (Used) by
      Operating Activities                              (241,934)       (269,927)      (254,574)        (9,002)
                                                     ------------   -------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                               (79,413)        (12,290)       (69,994)        -
                                                     ------------   -------------   ------------   ------------

       Net Cash (Used) by Investing Activities           (79,413)        (12,290)       (69,994)        -
                                                     ------------   -------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                   48,000          90,500         10,000         45,000
  Payments on notes payable - related                    (25,575)        (56,150)        (7,949)       (23,150)
  Proceeds from sale of common stock                      -               48,500         -               -
  Proceeds from notes payable                            157,500         160,500         85,000         85,000
  Payment on notes payable                               (86,169)       (108,468)       (30,306)       (11,591)
  Proceeds from lines of credit                          227,591         233,592        267,823          -
  Paydown on line of credit                               -              (86,257)        -             (86,257)
                                                     ------------   -------------   ------------   ------------

       Net Cash Provided (Used) by
      Financing Activities                           $   321,347    $    282,217    $   324,568    $     9,002
                                                     ------------   -------------   ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                               For the                        For the
                                                           Nine Months Ended             Three Months Ended
                                                             September 30,                  September 30,
                                                     ----------------------------   ---------------------------
                                                         1999           1998            1999           1998
                                                     ------------   -------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                      $    -         $     -         $    -         $    -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     -               -              -              -
                                                     ------------   -------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $    -         $     -         $    -         $    -
                                                     ============   =============   ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                           $   174,038    $    103,665    $    58,345    $    52,520
  Income taxes                                       $    -         $     -         $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                       $    34,411    $     -         $    -         $    -
  Common stock issued for interest and
   services                                          $    15,279    $     48,586    $    -         $    17,625


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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments are as follows:

                                                        Amount
                                                     ------------

                          1999                       $     42,460
                          2000                             49,860
                          2001                             49,860
                          2002                             24,930
                                                     ------------

                           Total                     $    178,210
                                                     ============

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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 1999 and December 31, 1998


NOTE 2 - COMMITMENTS AND CONTINGENCIES (Continued)

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the periods ended September 30, 1999 and 1998 was $-0-, as there have been no sales of Fyberix 2000V.

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

     Trends and Uncertainties.
     -------------------------

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

     However, due to the Company's limited resources, the sales and marketing of the Company's products have been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources. Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion will be necessary. There can be no assurance that the Company will be able to locate and hire such specialized personnel on acceptable terms.

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

     The Company sustained net losses of $232,066 and $373,325 for the nine-month periods ending September 30, 1999 and September 30, 1998 respectively for a total loss decrease of $141,259 or 38%. As discussed in detail below, this loss was attributable mainly to (1) increased legal and accounting fees incurred in connection with the Company's Public Filing, (2) increased interest expense incurred because progress billings on construction projects did not meet factoring payment schedules and thus the Company was liable for large penalties from the factor, and (3) increased travel expenses incurred in connection with both the on-site running of construction jobs and the need of the Company's principals to raise outside capital for continued operations of the business. These excessive costs were somewhat offset by a general decrease in other SG&A accounts and an improvement in the companies overall gross margin.

     Selling, general and administrative expenses, and bad debt expense has increased in line with the increased sales for the period ending September 30, 1999; however, included in SG&A for this period are legal and accounting fees specifically attributable to the preparation of the Company's Form 10-sb. These fees amounted to $85,980 during this period. Thus far during 1999 management has made a concerted effort to reduce SG&A. The decreases in SG&A accounts that are directly related to the everyday running of the business have been offset by the legal and accounting fees attributable to the public offering. Management does not feel that these large costs will continue beyond fiscal 1999. Depreciation and amortization expense has risen due to the purchase and/or leasing of equipment needed for increased construction work. There are no significant fluctuations in the depreciation and amortization accounts that warrant any further discussion here

     OPERATIONAL RESULTS
     -------------------

     During the first nine months of 1999, the Company has greatly increased sales in the area of FireStop/FireFilm. Management feels that certain expenses should be included in cost of goods sold rather than certain expense accounts because they relate directly to the construction process and should be categorized as such per basic cost accounting principals. The financial statements for 1999 and 1998 do not reclassify these expenses into cost of goods sold. Management believes that an analysis of the Company's operation should be done with these expenses properly classified, hence the financial information presented below has been restated to effect this re-classification. First, the re-classified operational results are presented, followed by a listing of certain percentages based on these results. After this section, a complete reconciliation between the analysis here and the amounts shown in the financial statements is performed.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH
NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                            Percentage
                              September 30   September 30    Increase
                                  1999           1998        (Decrease)
                              --------------------------------------------------
Net Sales
        Chemicals             $  385,722     $  209,319     84%
        Textiles                 256,829        222,914     15%
        FireStop/FireFilm      1,272,373        869,263     46%
                              --------------------------------------------------
                               1,914,924      1,301,496     47%

Cost of Goods
        Chemicals                106,210         67,282     58%
        Textiles                 132,020        110,810     19%
        FireStop/FireFilm        757,595        570,233     32%
                              --------------------------------------------------
                                 995,825        748,325     33%

Gross Profit
        Chemicals                279,562        142,037     97%
        Textiles                 124,809        112,104     11%
        FireStop/FireFilm        514,728        299,030     72%
                              --------------------------------------------------
                                 919,099        553,171     66%

SG&A                             858,136        777,703     10%
Depreciation & Amortization       27,300         14,769     84%
Bad Debt Expense                   7,711         20,995    (63%)
                              --------------------------------------------------
                                 893,147        813,467     10%

Net Income (Loss) from
     Operations                   25,952       (260,296)

Interest Expense                 258,018        113,029    128%
                              --------------------------------------------------

Net Loss                      $ (232,066)    $ (373,325)   (38%)


Gross Profit
        Chemicals                  72%                  68%
        Textiles                   48%                  50%
        FireStop/FireFilm          40%                  34%
        Combined                   48%                  43%

Percentage of Total Sales
         Chemicals                 20%                  16%
         Textiles                  13%                  18%
         FireStop/FireFilm         67%                  66%

Percentage of Gross Profit
         Chemicals                 30%                  25%
         Textiles                  14%                  20%
         FireStop/FireFilm         56%                  55%


RECONCILIATION OF FINANCIAL STATEMENTS
--------------------------------------

                              September 30   September 30
                                  1999           1998
                              -----------------------------
Cost of Goods Per Analysis    $  995,825     $  748,325
    Less:  Outside Services      220,838(1)      96,361(1)
           Construction Payroll   73,546(2)     143,379(2)
           Construction Travel    36,981(3)       5,552(3)
           Construction Lodging   16,085(4)      32,425(4)
                              -----------------------------

Cost of Goods per Financials  $  648,375     $  470,608

SG&A per Analysis             $  858,136     $  777,703
    Add:  Outside Services       220,838(1)      96,361(1)
          Construction Payroll    73,546(2)     143,379(2)
          Construction Travel     36,981(3)       5,552(3)
          Construction Lodging    16,085(4)      32,425(4)
                              -----------------------------
SG&A per Financials           $1,205,586     $1,055,420

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

     ANALYSIS
     --------

     The Company's  net sales derive from three  divisions:  (1)Chemical  Sales,
(2)Textile Processing, and (3)Fire Stop/Fire Film construction projects. During the first nine months of 1999, Chemical sales increased by 84%, Fire Stop/Fire Film increased by 46%, and Textile processing increased by 15% as a percentage of net sales September 30, 1999 vs. September 30, 1998. The Chemical sales, Textile sales, and Fire Stop/Fire Film sales have a gross profit of 72%, 48% and 40% respectively, and the Company has a combined gross profit of 48%. Increased growth in gross profit beyond that applicable to the percentage increase in net sales demonstrates the fact that the Company is relying on increased volume in both Chemical and FireStop/FireFilm as the chief product mix to create this higher combined gross profit. However, the FireStop/FireFilm division does produce excessive cash needs early in the fulfillment of the contract which forces the Company to rely heavily on the Factors for financing the start up. Hence, if outside capital is not obtained in order to eliminate the need for factoring, this division cannot operate effectively without drastically increasing interest expense.

     For the 9 months ended September 30, 1999 Chemical processing, Textile processing, and FireStop/Fire Film contributed $279,562, $124,809, and 514,728 respectively to the companies total gross profit of $919,099. The Company expects the sales of Chemicals and Fire Stop/Fire Film to continue to increase in the almost geometric proportions it has demonstrated thus far this year.

     The Company's increase in gross profit has also been brought about by the fact that the Company is becoming more experienced in the FireStop/Fire Film construction business and is able to more effectively manage these large jobs. As a result, the gross profit for FireStop/FireFilm increased from 34% at September 30, 1998 to 40% at September 30, 1999. The Company is also more effectively managing its purchase of raw material for all divisions of the business.

     The single most significant cause of the net loss for the period ended September 30, 1999 is the increase in interest expense of $144,989 or 128% As noted earlier, the Company is now engaging in the construction business which requires enormous outlays of capital at the beginning of the project which is then reimbursed through standard percentage of completion billing as the work is done. The Company has been forced to work with Factors who are not really part of the construction industry, and hence the factoring agreement contains harsh penalties should the factored receivables age beyond a certain date. Because the Company is new to this construction industry, certain dates were not met throughout the fiscal year and penalties have been incurred by the Company. Interest including these penalties thus far in 1999 is $258,018. Had the company been able to avoid these penalties, interest expense for this period would have been $139,329.

     The Company believes that the expenses for filing the Form 10-sb and travel will not be the substantial burden in future years that they were in the year 1999, and the Company is now properly allocating its resources so that the Gross Profit mix in 2000 will be maximized. However, the Company will incur the same substantial interest rates in the future, because the Company is still having to factor its receivables. The Company currently estimates that it would need a capital infusion of $675,000 over the next twelve months in order to be able to avoid the excessive interest rates discussed above. At this time, although the Company is exploring several avenues of financing, no one answer to this problem has been found.

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

                    10.15 Capstone  Partners  Investment  Banking and Consulting
                    Agreement  dated  September  27,  1999.   (Incorporated   by
                    reference from the Form 10-QSB filed November 15, 1999.

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

     The following Exhibit Index sets forth the Exhibits attached hereto.

                                  EXHIBIT INDEX

          Exhibit   Description
          -------   -----------
          None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended report on Form 10-QSB to be signed on its behalf by the Undersigned, thereunto duly authorized.

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