Form 10KSB
period 1999-12-31
AMERICAN FIRE RETARDANT CORP
filed 2000-06-29
CIK 1049234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

                         Commission File Number: 0-26261

                          AMERICAN FIRE RETARDANT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        NEVADA                                               88-038624
-------------------------------                            ---------------------
(State or other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                  9337 Bond Avenue, El Cajon, California, 92021
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (619) 390-6888
                                 --------------
              (Registrant's telephone number, including area code)

Securities Registrant pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended December 31, 1999 were $2,452,906.

     As of December 31, 1999, there were 2,349,647 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant on December 31, 1999 was $0.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          AMERICAN FIRE RETARDANT CORP.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                     Page
                                     PART I
                                     ------

Item 1.    Description of Business .....................................    3
Item 2.    Description of Properties ...................................   16
Item 3.    Legal Proceedings ...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders .........   18

                                     PART II
                                     -------

Item 5.    Market for Common Equity and Related Stockholder  Matters ...   18
Item 6.    Management Discussion and Analysis or Plan of Operation .....   19
Item 7.    Financial Statements ........................................   25
Item 8.    Changes in and Disagreements With Accountants on Accounting
           And Financial Disclosures ...................................   45

                                    PART III
                                    --------

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ..   45
Item 10.   Executive Compensation .......................................  47
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management ...............................................  48

Item 12.   Certain Relationships and Related Transactions ...............  49
Item 13.   Exhibits and Reports on Form 8-K .............................  51

Signatures...............................................................  55

     This Annual Report on Form 10-KB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Fire Retardant Corp., and its management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" on pages 13 through 16 as well as those noted in the documents incorporated herein by reference. Unless required by law, American Fire Retardant Corp., undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     American Fire Retardant Corporation is a Nevada Corporation, (hereinafter, referred to as the "Company") American Fire Retardant Corporation originally commenced operations as, a corporation organized under the laws of the State of Florida ("AFRC Florida") on November 20, 1992. In 1993 AFRC Florida incorporated in the State of Louisiana, as a separate and distinct entity having the same shareholders as AFRC Florida. On March 4, 1994, AFRC Florida qualified to do business in the State of California under the name American Fire Retardant Corporation. AFRC Florida closed the facility operated in Florida in August 1994, but continued to maintain its good standing status within the State of Florida. On July 24, 1995, AFRC, a Wyoming corporation ("AFRC Wyoming"), was incorporated. Upon the formation of AFRC Wyoming, AFRC Wyoming acquired all the issued and outstanding shares from the shareholders of AFRC Florida and AFRC
Louisiana, in exchange for newly issued shares of AFRC Wyoming, whereby AFRC Florida and AFRC Louisiana became wholly owned subsidiaries of AFRC Wyoming. In January 1998, as part of the plan restructuring and change of the domicile of the Company, AFRC Wyoming formed American Fire Retardant Corp., a Nevada corporation, the present Company.

     The Company is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and provides fire resistive finishing services through the Company's "Textile Processing Center" for commercial users. The Company also designs new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and is active in the construction industry as sub-contractors for fire stop and fire film installations.

Recent Developments
-------------------

     During 1999 the Company began to implement a restructuring plan that was developed by Company in 1998. On March 17, 1999, at a special meeting of the shareholders of the Company, the shareholders authorized the restructuring of the Company to simplify its corporate structure by:

         (1) Merging its wholly owned subsidiary, AFRC Louisiana into AFRC Wyoming, whereupon the separate corporate existence of AFRC Louisiana would cease; and

         (2) Merging its wholly owned subsidiary, AFRC Florida into AFRC Wyoming, whereupon the separate corporate existence of AFRC Florida would cease.

     The shareholders further authorized the Company to change its domicile to the state of Nevada through the merger of AFRC Wyoming with and into AFRC Nevada, with no change in the nature of the business or management of the Company and no dilution to the shareholders or change in the shareholdings of the Company. The Merger of AFRC Louisiana, with and into its parent AFRC Wyoming was completed on March 25, 1999. A copy of the Articles of Merger and Plan of Reorganization are attached hereto and incorporated herein by reference. See
Exhibit  Index,  Part III. The Merger of AFRC Florida,  with and into its parent

AFRC Wyoming was completed on March 25, 1999. On March 31, 1999, as the final step of the restructuring of the Company, the merger of AFRC Wyoming, the parent with and into AFRC Nevada, for the sole purpose of changing the domicile of the Company from that of Wyoming to Nevada was completed. A copy of the Articles of Merger and Plan of Reorganization are attached hereto and incorporated herein by reference. See Exhibit Index, Part III.

     The Company has qualified as a foreign corporation in the following states; the State of Mississippi, the State of Florida, the State of Louisiana, the State of California, and the State of Colorado.

     Key Products And Services
     -------------------------

     The Company offers a wide range of products and services. The Company is actively engaged in the following operations, which are divided into three areas of sales income:

     (1) Manufacturer of Fire Retardant Chemicals and Coatings. The Company has several proprietary formulations. Raw materials are ordered from several supply sources such as B. F. Goodrich, Van Waters & Rogers, and Albright & Wilson. With precise mixing instructions these formulations are made into fire retardant chemicals for resale and in-house use for fire retarding fabrics and other products.

     (2) Textile Processing Center for Fire Resistive Fabrics. The Company applies fire retardant chemicals to fabrics for commercial customers. The company's main clients are purchasing agents who are hired by major hotel chains to assist the hotels as "buyers" during new construction or refurbishing. Because of the fire standards & codes that are enforced through city ordinances, it is mandatory for fabrics such as upholstery and drapes to meet the flammability requirements when installed in publicly used buildings. The clients fabrics are shipped to the Company's business location where the fabrics are processed to meet the necessary flammability standards and shipped to the clients desired location.

     (3) Firestop and Firefilm Installation. The Company is recognized by the State Contractors Board of California as a subcontractor in the field of Fireproofing - California License #729794. Firestop and Fire Film is a service the company offers in the new and retrofit construction industry.

     Manufacturer of Fire Retardant Chemicals and Coatings
     -----------------------------------------------------

     The Company's chemical sales have not proceeded as fast as they could because the Company's attention has been directed to handling the rapid increase in fire stop and fire film sales. The central core of the Company has always been the chemical area of operations with the focus on the manufacturing, marketing and distribution of the Company's current product lines. Chemicals consists of two different classes:

     (i) Company owned where the Company is the owner of several formulations (both proprietary and patented) that the company manufactures and markets; and

     (ii) Non-exclusive marketed products where the Company has agreements to market several fire retardant products that are owned by other entities, on a non-exclusive basis.

                              Proprietary Products
                              --------------------

     Fyberix(TM)2000V is a non-durable fire retardant compound designed for use on textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries. (i.e. cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. U.S. Patent #5.631.047

     Firextra(TM)1000 sold in either concentrate or ready-to-use form is a proprietary product which is an primary all-purpose, non-durable aqueous saline based fire retardant compound. It is used on almost every type of textile fabric -- natural, synthetic, or blended. It may be used on unfinished wood and wood products as well as hay and paper. It is effective in treating leather and is used by the major leather tanners in the United States.

     Fyberix(TM)2000 is a proprietary formulation, which is an all-purpose, non-durable aqueous saline-based fire retardant and anti-soiling compound. It is designed for fabrics used as upholstery, drapery and curtain.

     Firextra(TM)NS200 is a proprietary formulation, which is an all-purpose non-durable, and non-saline aqueous based fire retardant compound. It is used on almost every type of textile fabric natural, synthetic, or blended. It is especially useful for treating fabrics where chemical salt content could present problems.

     Firextra(TM)4000 is a proprietary formulation which is an aqueous saline based fire retardant compound. It is designed to treat unfinished wood and wood products, thatch and bamboo. Wood products treated with this product should be kept indoors or away from weathering unless the surface has been sealed with a paint or sealant after application.

     Firextra(TM)4135 is a proprietary formulation which is a non-durable aqueous saline based fire retardant compound. It is designed to treat spun woven polyester fabrics.

     Firextra(TM)5000 is a proprietary formulation which is a non-durable aqueous saline based fire retardant compound. It is designed specifically for nylon fabrics.

     Firextra(TM)UV-11 is a proprietary and highly complex formulation which is a concentrate that can be diluted with plain water or added to other fire retardant or soil protection compounds to afford an effective block against Ultra Violet "B" waves that cause color fading, fabric thread weakening and fabric aging.

     Firextra(TM)FBC is a proprietary formulation, which is latex in an aqueous base. It is manufactured for the Company by a major chemical manufacturing company and can only be obtained from them by a coded number. The product is used on the backside of hard-to-treat textile products. In addition to providing fire resistance the product adds fabric strength and integrity to the fabric. B.F. Goodrich, is the major chemical supplier of Firextra FBC. The formula is the proprietary formulation of the B. F. Goodrich Company, which was created for the use of the Company. There is no contract with regard to the development by B.F. Goodrich of this formulation for the Company and the product can only be ordered by a confidential code number, which was assigned to the Company by the B.F. Goodrich Company.

     Firextra(TM)238 is a proprietary formulation that is an acrylic base clear coating fire retardant compound. It is used on thatch, bamboo and other wood products that must be used outdoors and/or be exposed to the elements of weather. It must be re-applied every three years to maintain its integrity.

     Overall, the Company's existing chemical product line is broad for today's marketplace that consists mainly of water based fire retardant chemicals. The Company's products are able to treat a wide variety of manufactured goods and with the addition of intumescent paints and other fire retardant coatings; we are now able to provide additional services to the customer.

     Research and development is continuously needed for the expansion of the Company's lines. Development of the next generation of fire retardant formulations is limited only by the need for a research staff at this time. Product development is necessary in order to progress and further develop products for the future. The Company's products either meet or exceed the various protocols as required by local, state and federal regulation. All products are thoroughly tested and certified by the State of California Fire Marshall's Office. In order to sell or market a fire retardant chemical in the State of California, each chemical must be tested by an outside laboratory for the chemicals use. All other states have the choice to utilize their own state's regulations or to adopt the standards mandated by the State of California, which are the most restrictive. Therefore, because the Company follows California mandated rules, which are the most restricted, the Company believes it to be in compliance. A copy of the test for flammability is sent to the State Fire Marshall's Office, along with a sample of the chemical, the fabric or item that the chemical is specifically designed to treat. Once the State Fire Marshall's Office has performed their own flammability test, they issue a certification number on the product.

     Textile Processing Center for Fire Resistive Fabrics
     ----------------------------------------------------

     Since 1993, the Company has been successfully treating a wide variety of fabrics, and has become technical consultants in the field of topically treated yard goods and piece goods in the commercial industry. Due to the limited number of fire retardant consultants in the United States market place, commercial customers who are forced to comply with their local fire ordinances are told by their local inspectors what ordinances that they must comply with, but are not told how to comply with such ordinances. For the past four years, the Company has been committed to assisting clients in solving their fire ordinance problems. The Company's ability to successfully treat a wide variety of fabrics has been due to the ability to create and manufacture fire retardants to meet the hundreds of different fabric blends that are in the market place. Because of this success, most of the Company's fabric business is through referrals from current customers. As more emphasis and manpower is placed on enforcing the stringent flammability codes for the use of textiles, the growth of the fabric processing division is expected to increase.

     For four years the Company has used and is currently using a process called "topical coatings" to meet all current flammability standards. The Company believes that this process will become second to a new durable textile process that will be in demand within the next two years and will affect the fire retardant industry as a whole. The differences between these two processes are as follows:

     (a) Topical coatings - chemicals are applied to the surface of the fabrics and air dried. If the fabric is laundered, the treatment will wash out and re-treatment is necessary;

     (b) Durable processing - chemicals are applied to fabrics that are absorbed into the fibers of the fabric and a controlled heat cure is used for drying. This locks the fire retardants into the fiber, which can withstand multiple washings.

     Currently, the only areas within the United States that require residential as well as commercial upholstered furniture to be fire treated to meet fire testing is the State of California, the City of Boston and the City of New York. Outside of the United States, the United Kingdom has been the only producer of fire resistant upholstery for the last 10 years. The testimony from the advisors of the United Kingdom was the Consumer Product Safety Commission's ("CPSC's") strongest source of information. The CPSC staff concluded that a national upholstered furniture flammability standard is feasible, cost effective and that there is no evidence of any possible hazards to humans from fire retardant chemicals that would be used to meet the standard.

     The Company has the durable technology and is planning to enter the durable fire resistive fabric marketplace within the next two years. Due to the cost of the durable processing equipment, the company is currently unable to enter the marketplace today. Currently, in the United States there are only a few small fire retardant firms using topical coatings. The number of fire retardant firms can be obtained from The State of California Fire Marshall's Office. The Company knows of no major operations at this time that would be able to handle the potential volume when the CPSC legislation is in force.

     Current applications of the Company's various fire retardant compounds are accomplished through the following procedures.

     (a) Textile processing for fire resistive fabric treatments are in bulk rolled goods (by the yard). Applications are designed for interior designers, hotels and purchasing agents, restaurants, hospitals, schools, business, etc.

     (b) Piece or finished goods, such as wood, mini-blinds, hay, costumes, thatch roofing, tents, artificial foliage, props, etc. applications cater to the theme park industry, theater sets, construction, exterior decorative materials for restaurants and bars, hotel interior scene designers, etc.

     (c) On site applications are required when customers have failed fire inspections and are forced to comply with the fire codes. When it is impossible for the customer to transport materials for treatment, the company's crew are sent on site to perform the application.

     Firestop and Firefilm Installation
     ----------------------------------

                                    Firestop
                                    --------

     Since the middle of the 1980's fire stopping of through wall penetrations of plumbing, electrical and other mechanical devices through fire rated walls and floor assemblies has become a major focus of fire safety and building officials. In the fall of 1995 the Company was asked to provide the services and materials to fire stop several large hotels on the Mississippi Gulf Coast. With each project satisfactorily completed came additional requests for bids on more construction projects. The growth rate is such that the Company had to devote extra time and effort to maintaining stability. The Company works on fire stopping projects in the states of Alabama, Mississippi, Louisiana, California, Colorado, Florida, and Nevada. The building codes require that all buildings, with the exception of one and two family dwellings, must have firewalls and fire rated walls in certain areas to allow the occupants of those buildings to escape in the event of fire.

     A "fire wall" is a fireproof wall used in buildings and machinery to prevent the spread of fire. For example, two - 1/2" gypsum wallboards in an assembly will achieve approximately a 1-hour fire rating. This means there is 1 hour before the structure fails in a fire.

     A "fire rated wall" is a fireproof wall that has additional fire rated materials added to the face of the wall to increase the fire rating or time allowed before the structure fails in a fire. These assemblies can achieve a 3 to 4 hour fire rating.

     No matter how the buildings are constructed, plumbing, electrical and mechanical devices routinely penetrate and are routed through these firewalls and fire rated walls as part of the construction. When this penetration occurs, the wall looses its integrity and materials must be used to reinstate the fire resistance integrity. These materials include fire rated silicone caulks, sealants, mineral wool, intumescent putty and putty pads, intumescent wraps, collars, alumna-silica blanket wraps, etc. "Intumescent" is the property of swelling, enlarging or expanding, or bubbling up as with heat. Accordingly, in a fire the product softens and then expands to form a white, meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects the steel from fire.

     The Company specializes in the installation of fire stopping materials. The Company's fire stop crews work directly under the general, electrical, mechanical or plumbing contractors. To relieve our customer's liability and reduce the possibility of delays due to failed inspections, the Company uses only those products which have been tested and listed by approved testing laboratories for the through wall penetration or construction gap to be fire stopped. Project submittal packages are provided by the Company showing the proper engineering diagram and the testing laboratory number for each type of through wall penetration, construction gap or special installation involved in the project. The project submittal packages are presented to the local building and fire inspectors, as well as the general and subcontractors involved for review and approval before work is begun. Once the project submittal package has been approved and the contract signed, our trained and certified fire stop installation crews begin their work coordinating with the other contractors involved to complete the project in the most efficient and timely manner possible.

     The Company has received their Nevada State Contractor's License #0046990, in order to take advantage of the fire stop projects that the Company has future work for. In addition, the Company markets A/D Fire Barrier Products, which are thoroughly tested to ASTM E-814 "Through Penetration Fire Stop Systems" and are listed by Underwriters Laboratories, Inc. ("UL"), Underwriter Laboratories of Canada ("ULC"), Factory Mutual ("FM"), and Warnock Hersey Testing Laboratories.

                                    Firefilm
                                    --------

     The Company has trained and certified crews in the application of A/D Firefilm. A/D Firefilm is a decorative, thin-film, intumescent fire protection for structural steel. It allows the designer to express the structure as an art form for interior locations in buildings where fire resistance ratings are required. In the past, steel beams and structural members could only be protected by boxing them in with gypsum board or by applying an unattractive cement fiber coating to them. Beneath the colorful surface, A/D Firefilm is a thin film coating that is an intumescent.

     Intumescent is the property of swelling, enlarging or expanding, or bubbling up when heated. Accordingly, in a fire the product softens and then expands to form a white meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects the steel from fire

     The second component of the system is the decorative topcoat, which acts as a protective layer and serves as the attractive finish. A/D Firefilm has been tested and is certified by ULC and Warnock Hersey. Flammability ratings up to two hours were attained in accordance with CAN/ULC-S101 and ASTM-E119. CAN/ULC-S101 and ASTM-E119 are two different fire test protocols or standards used to measure the strength and time the product must meet before it is approved for use in a commercial building. The product must hold back combustion
(fire) or the bi-products of combustion, such as carbon monoxide and carbon dioxide for a definitive time period. The product could withstand 1, 2 or 3 hours of exposure to fire. To receive a two-hour rating means that if an approved product is applied to the structure that meets the ASTM-E119 Standard, the structure will withstand two hours of direct heat before the integrity of the structure will begin to fail.

     The Market
     ----------

     According to the National Fire Protection Agency (NFPA) a fire occurs somewhere in the United States every 18 seconds, resulting in an injury every 23 minutes and a death every 130 minutes. The statistical data obtained through the United States Fire Administration (USFA) and the Consumer Product Safety Commission (CPSC), reflects that in 1998 alone, there were over 381,500 residential fires, 3,250 deaths and 17,175 injuries, which caused in excess of $4.4 billion dollars in damages. The residential fire problem represents approximately 80 percent of all fire deaths and 74 percent of the injuries to civilians. Fire is the third leading cause of accidental death in the home. The true cost of fire in the United States is much greater than just the value of property destroyed by fire, perhaps as high as billions per year. Analysis of the growing costs of the major components of the total cost of fire is being given more consideration in setting new priorities by our government. See the Article "1998 Fire Loss in the United States" from the NFPA Journal, September/October 1999 is attached hereto and incorporated herein by reference. See Exhibit Index, Part III.

     The market is rapidly undergoing changes through federal and state regulations and codes that are continuously being enforced in the United States. The direction and emphasis is on the removal of potential fire loads and flame spreads in structures. The market has incurred various problems, which include a lack of public awareness for the need of fire resistant materials and a lack of formal education for the enforcement personnel. The United States Fire
Administration's National Fire Data Center ("NFDC") states that mayors, city managers, school officials, the media, and the general public, are still largely unaware of the magnitude of the losses incurred by fire. Their lack of awareness and failure to realize the seriousness of fire to communities and the country are factors in keeping the U.S. fire problem one of the worst in the world per capita. See NFDC Statistics attached hereto and incorporated herein by reference, as posted on the NFDC website at:

      www.usfa.fema.goc/nfdc/statistics.hrm. See Exhibit Index, Part III.

     The Company believes it has gained recognition in the field of fire retardant and fire stop technology. Because of the Company's involvement in assisting to educate the fire law enforcement, the Company has received many referrals for its fire stop services. In the past, the Company has conducted various seminars for building officials, architects, and Fire Marshall's at their request.

     The Company believes that with an increase in its marketing ability, the products and technology can reach the world market. With the acquisition of two chemical companies, the market size is large and diverse. The markets include retailers, paint and coating suppliers, industrial manufacturers, distributors, field users such as contractors, contractor suppliers, thatch and bamboo wholesalers, silk foliage wholesalers, any many others.

     Currently, in the United Kingdom, there are six firms that provide fire resistant coatings for the upholstery market. It is estimated that the finishers treat 25,590,500 linear yards per year at approximately $2.00 per yard. The fire resistive fabric industry is estimated at approximately $51.0 million annually. The United Kingdom has a population base of approximately 70 million people. In comparison to the United States population of approximately 260 million people, the ratio is 3.7 to 1. Therefore the estimates for the United States fire resistive fabrics for the upholstery industry alone could exceed $190.0 million annually. The company currently has two methods of distribution for this new market. (1) To treat the client's textiles at the Company's textile processing facility; and (2) To offer chemicals and technology to established clients, such as mills, tanneries, etc., so they may implement this process prior to or along with the production of their goods.

     Distribution Methods Of Products Or Services
     --------------------------------------------

     Distribution of the company's products or services is relatively simple, as most new business comes by referrals and reputation. Orders or service needs are requested by phone, and distribution is through one of the company's two locations. Promotional costs and effective sales programs have to date limited the company's ability to expand this area. The company offers its products and services to a multiple cross section of industries, such as Institutional, Commercial, Industrial, Government, Manufacturers, Consumers, Independent Retailers and Certified Applicators. The majority of the company's clients are identified as end users of the products or services. In certain industries, companies that are considered end users have also been able to distribute the products for resale. The company established their web site in 1998, which can be found at "www.americanfireretardant.com", which the Company uses only for marketing and for providing a summary of information pertaining to fire retardant processes, rules and regulations. The information contained on the Company's website is a summary only and is not to be construed as a complete statement of all fire stopping and retardant procedures, and rules and regulations. This registration statements contains and sets forth in further detail the information summarized on the Company's website.

     Status Of Any Publicly Announced New Product Or Service
     -------------------------------------------------------

     The Company has not made any public announcements of new products or services offered by the Company.

     Competitive Business Conditions And The Small Business Issuer's Competitive Position In The Industry And Methods Of Competition
     ---------------------------------------------------------------------------

     There are several fire retardant companies in the United States offering the same types of products and are engaged in an ongoing fight for the market share.

     Among these are California Flame Proofing, Flamort and Flame Control. The Company's products are different in composition due to different proprietary ingredients, such as smoke inhibitors, rust inhibitors and anti-fungal properties (the Company's patented formulation).

     The Company's largest competitors in the fabric finishing market are Kiesling and Hess, Texas Flameproofing and Schneider Banks. The Company has not promoted any marketing in this area due to the time that management has devoted to its other divisions. The majority of the work performed by finishers comes from the hotel industry for new and refurbishing installation projects. All of the Company's current customers were past customers of one of the above competitors. The advantage the Company has over all three of these competitors is the ability to treat diverse fabrics with little or no change in the fabric's dyes or feel to the touch of the hand, as a result of processing.

     The in-house tracking service offered by the Company is considered one of great importance to the customers. There are hundreds of rolls of fabrics that are sent to the Company for the fire retardant process on a weekly basis. In some cases, one customer or purchasing agent may be responsible for 4 different hotel projects. The agent has the fabric mill send all fabrics directly to the Company, which are side marked with what hotel and customer the fabric is for. The Company's computerized tracking of each client's fabrics allows the Company to print a report on the date received by job name. It also indicates when the fabric was treated, shipped out and to whom.

     There are several competitors in the Company's fire stop division, but most are through other market segments. Currently, electrical, plumbing and mechanical contractors perform most fire stop installations. The advantages are that the Company specializes in fire stop systems, fire codes and statutes and is continuously aware of the constant changes being made in building codes, whereas, this is not a main focus for subcontractors. The Company saves the contractor time and money loss from failed inspections, deals directly with the building inspectors and provides approved submittals directly to the general contractor. The reputation the Company has in this market is its strongest asset today.

     Sources And Availability Of Raw Materials
     And The Names Of Principal Suppliers
     ---------------------------------------------------------------------------

     The company does not utilize any specialized raw materials and as such any and all materials and raw materials are readily available. The company is not aware of any problem that exist at present time or that is projected to occur with the near future that will materially affect the source and availability of raw materials, which would be required by the company. The company currently purchases raw materials from Van Waters and Rogers, Morre-tech, Albright and Wilson, B.F.Goodrich and Great Lakes Chemical.

     Dependence On One Or A Few Major Customers
     ------------------------------------------

     The Company feels that the because of the diversity of the applications and uses of the various products and services provided by the Company and the wide base of customers for such products and services, that this alleviates the dependence on one or more major customers. With the introduction of new fire laws, codes and regulations and the continuing growth in the new construction, retrofitting and refurbishing industry, the company will develop a wider base of customers.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
     Agreements Or Labor Contracts, Including Duration
     ---------------------------------------------------------------------------

     The Company believes its chemical products and technology to be unique. The company is also dedicated to the protection of its trade secrets through tight security, the advancement of the technology, and the establishment of strong patent protection. Therefore, the Company has retained legal counsel to develop and submit patent applications for its chemical products and technologies that the Company views as patented. To date one patent has been granted in the United States and one other patent application has been filed and is pending in the United States.

     A very brief summary of the categories covered by the patent which has been issued which relates to the application of the Company's compounds and products.

     Subject Matter of Issued Patent
     -------------------------------

     (1)  Relates to  compounds  applied to porous  materials,  such as fabrics,
wood,  cardboard,  and  fiberboard,   to  protect  the  materials  from  various
destructive and undesirable processes;

     (2) Relates to compounds applied to porous materials, especially fabrics of natural and synthetic materials used to make rugs, carpets, furniture coverings, and wall hangings, to protect against fire, soil and water damage, and virus and fungus growth;

     (3) Protects not only the materials to which it is applied but also protects persons in contact with the materials, by stopping fire and germ growth.

     United States Patents
     ---------------------

     The Company has had one U.S. patent granted on its chemical products and has one additional patent application pending:

        Fyberix (TM)2000V      U.S. Patent #5.631.047
        Fyberix (TM)2000       Patent Pending #08.089793

     Copyrights / Trademarks
     -----------------------

     The Company has a copyright on "Fire Retardant Applicator's Manual" certificate of registration number TX 3-878-798 and two trademarks, "Firextra(TM)" registration number 1,812,119 and "Fyberix(TM)" registration number 1,815,602.

     License And Royalty Agreements
     ------------------------------

     On June 24, 1997, American Fire Retardant Corporation, entered into a royalty agreement with Norman O. Houser, wherein American Fire will utilize Mr. Houser's vermicide compound for the companies patented 2000V formulation. The agreement grants Mr. Houser the sum of $0.75 per gallon on the sale of the companies Fyberix 2000V. Said royalties are to begin at the time of agreement. Cancellation of this royalty agreement would occur if the company no longer used Mr. Houser's compound in the formulation. A copy of the Agreement with Mr.
Houser is attached hereto and incorporated herein by reference. See Exhibit Index, Part III.

     Research, Development An Intellectual Property
     ----------------------------------------------

     The Company's water-based chemical development stage has been completed. The fire retardant product line is constantly being evaluated and upgraded to keep up with the market demands, customer problems and new discoveries in field applications. In textile finishing, not all fabrics can be made fire resistive due to several different specialty blends. As in the United Kingdom, there will be problems with this and U.S. mills will began to discontinue those fabrics targeted for the upholstery industry and work closely with the fire resistive finishers in order to produce those fabrics that can easily be treated. This is where research and development into new chemical formulations and technology will come into its heaviest stage.

     Testing
     -------

     All of the Company's products have undergone vigorous testing to insure that they meet the flame resistance protocols for their applicable use. Properly treated materials have successfully passed the burn requirements of the following test protocols and more:

         (a)      retardancy
         (b)      toxicity
         (c)      corrosiveness
         (d)      resistance to staining
         (e)      static electricity reduction
         (f)      tensile strength

     The fire stop and fire film materials have been tested by various independent testing laboratories and pass the protocols that must be met for the various types of through wall/floor/ceiling assemblies.

     Over the past five years the Company has tested the chemical uses on many various materials through outside laboratories. The Company has over 100 different flammability test reports of various fabric blends performed by independent testing laboratories, such as United States Testing Laboratories, Textest, Better Fabrics Testing Bureau and many others. The Company is an active member of several fire protection-related organizations, including the National Fire Protection Association, International Fire Service Training Association, Associated General Contractors, The American Society for Testing and Materials, and The Industrial Fabric Association International.

     Need For Any Government Approval Of Principal Products Or Services
     ------------------------------------------------------------------

     If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process. All of the products the company currently manufactures do not contain any constituents that require government regulation. The state does require that all-fire retardant chemicals must be certified and registered with the State of California Fire Marshall's Office. The company is in compliance with this.

     Effect Of Existing Or Probable Governmental Regulations On The Business
     -----------------------------------------------------------------------

     The Company is governed by the California Health and Safety Code of regulations under which the State of California established flammability standards that must be met by any and all companies providing flameproofing services to the public in the State of California. In order to comply with California's law for the application of flame-retardants, each applicator must be certified by the state. The Company is mandated by the State of California to meet the following flammability standards upon the completion of treating drapes, hangings, curtains, drops, tents, upholstery furniture fabrics or it's components and other decorative material for use in the State of California. All materials treated by the Company require a "Certificate of Flamepoofing" to be issued to the customer.

     Cal Title 19 - which dictates the vertical flame test for drapes, hangings, curtains, drops, all other decorative material, Christmas trees, tents, awnings, and fabric enclosures.

     Cal. TB-116- which is the standard of fire test for cigarette ignition resistance of components of furniture.

     Cal. TB-117- which is the standard of fire test for cigarette ignition resistance of upholstered furniture assemblies.

     Cal. TB-133- which is the standard of fire test for seating furniture in public buildings.

     While management is unaware of any new regulations being contemplated by the subject agencies, it remains possible that these agencies could institute new guidelines, which could affect all companies in this field.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the present business of the Company.

     Estimate Of The Amount Spent During Each Of The Last Two Fiscal Years On Research And Development Activities
     ---------------------------------------------------------------------------

     During the last two fiscal years the Company has not incurred any cost on research and development and no expenses have been born by customers of the Company relating to research and development activities.

     Costs And Effects Of Compliance  With  Environmental  Laws  (Federal,
     State And Local)
     ---------------------------------------------------------------------------

     As the present time, the Company does not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

     Number Of Total Employees And Number Of Full Time Employees
     -----------------------------------------------------------

     The Company employs nineteen full time employees as of December 31, 1999. Two of the Company's employees are employed in administrative positions as President and Executive Vice President. One employee is Sales and Technical Manager for the firestop division of the Company. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager. Another employee is in charge of construction contracts and general secretarial duties, and one is clerical only. Three of the other twelve employees are warehouse and field supervisors. The other nine employees are laborers. The company performs all activities at the Company's business location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), and treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services are legal and certified accounting. The company also uses job finders for part time work in the construction area. None of these employees are covered by collective bargaining agreements.

     IMPACT OF YEAR 2000
     -------------------

     During 1999 we completed our remediation and testing of our platform systems, management support, systems, and our internal information technology and non-information technology systems. Because of those planning and implementation efforts, we experienced no disruptions in our information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in conjunction with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

     RISK FACTORS
     ------------

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

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

     SUBSTANTIAL DOUBT THAT THE COMPANY CAN CONTINUE AS A GOING CONCERN. The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, the expansion of its product line and to obtain additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require $700,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without additional funds there will be a reduction in the number of new projects that the Company could take on which may have an effect on the Company's ability to maintain its operations. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

     Additionally, it should be noted that the Company's independent auditors have included a going concern opinion in the note to financial statements. The auditor's have included this provision because the Company has an accumulated deficit which the auditor believes raises substantial doubt about its ability to continue as a going concern. Until such time as the Company does receive additional debt or equity financing, there is a risk that the Company's auditors will continue to include a going concern provision in the notes to financial statements.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     California Office
     -----------------

     The Company's main office facility is located at 9337 Bond Avenue, El Cajon, California 92021, which serves as its corporate headquarters and is situated in a leased 7,800 square feet office/warehouse building, which contains 1,500 square feet of office space and 6,300 square feet of warehouse. The Company leases this space from Darwin E. Zavadil, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This office space is leased through May 31, 2002.

     Louisiana Office
     ----------------

     The Company owns the Broussard Property which is located at 110 Brush Road, Broussard, Louisiana, 70518 ("Broussard Property") and is situated in a Company-owned 4,000 square feet metal building of which 1,200 square feet is office space and 2,800 square feet is warehouse.

     Louisiana Corporate Apartment
     -----------------------------

     The Company leases an apartment in Lafayette, Louisiana which is located at 211 Liberty Avenue, Lafayette, Louisiana 70508. This apartment is utilized by the Company's principals or employees when visiting the Louisiana facility. The apartment is approximately 900 square feet. The Company leases this space from The Plantations at Lafayette, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This Corporate Apartment is leased through April 30, 1999.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     Friloux v. AFRC
     ---------------

     The Company is a party defendant in the matter Friloux v. American Fire Retardant Corporation 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 "D". In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest there on at the rate of 5.0% per annum and that the Company is in breach of said promissory note; (2) that the Company is in breach of employment contract with Mr. Friloux an is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and
(4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for Mr. Friloux and the Company have agreed that any and all claims shall be disposed of at trial rather that through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party.

     Alman v. AFRC Florida
     ---------------------

     The Company was involved in litigation in the calendar year 1997. The Company's former subsidiary, AFRC Florida was a party defendant in the matter Allen E. Alman and Phyllis S. Alman v. American Fire Retardant Corporation of Florida and Stephen F. Owens, Dade County Florida, Case No. 97-7203 CA 09. The matter was a dispute over the terms of a Stock Purchase Agreement entered into in September 1993, with regard to the purchase by AFRC Florida of all the stock and assets of Apco Equipment Sale Corporation dba Thoro-Sheen Company. This matter was resolved in July 1997. wherein AFRC Florida and Mr. Owens agreed to pay to Mr. And Mrs. Almans the total sum of $51,550, payable $5,775.00, on or before July 15, 1997; $5,775.00, on or before August 30, 1997; and the balance of $40,000 in installments of $1,800.00 per month for 24 months commencing on September 30, 1997, until paid in full.

     All payments were made in a timely manner pursuant to the terms of the Joint Stipulation and the final payment was made on September 15, 1999.

     Halvelin v. AFRC
     ----------------

     The Company is a party defendant in the matter of Havelin v. American Fire Retardant Corporation, United States District Court, Southern District of Mississippi, Case No. 1-99CV156GR. The Plaintiff, Jennifer L. Havelin was suing the Company alleging that the Company discriminated against the Plaintiff because of Plaintiff's sex, a female. The Plaintiff originally filed a claim with Equal Employment Opportunity Commission ("EEOC") in May 15, 1998, alleging discrimination and that Plaintiff had been laid off because she was a female. On January 29, 1999, the EEOC dismissed Plaintiffs claim as being without merit. This action arose from the same facts set forth by Plaintiff in her claim with the EEOC. Further, pursuant to Title VII the Plaintiff had 90 days (i.e. until May 1, 1999) to file a lawsuit in Federal Court with regard to this matter. The Plaintiff filed her action beyond the prescribed time period.

     On August 25, 1999, the Company settled this matter for a total sum of $5,000 paid by the Company to Ms. Havelin.

     As a result of the resolution of the above matters, the costs of litigation associated with those matters have ceased and, therefore, there is no further effect on the results of operations and liquidity.

     Delinquent Payroll Taxes
     ------------------------

     The Company owes the Internal Revenue Service $359,300 including interest for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 through the 4th quarter of 1998. The total delinquent payroll tax liabilities are $166,472 attributed to AFRC Florida and $192,828 attributed to AFRC Louisiana. The Company has retained the tax counsel of Royston & Hebert in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and the Company has submitted an Offer and Compromise work-out agreement to obtain a substantial reduction of the outstanding payroll tax balance due. The Company has since kept current with all present payroll and other tax obligations.

     With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matter was submitted during the Company's fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies, or otherwise.

                                    PART II.
                                    -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

     Market Information
     ------------------

     There has never been any established "public market" for shares of common stock of the Company. The Company has submitted an application for listing and quotation on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). If approved for quotation, there can be no assurance that any market for the Company's common stock will develop or be maintained. If a public market develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management may have a substantial adverse impact on any such public market.

     Holders
     -------

     The number of record holders of the Company's common stock as of the date of this Registration Statement is approximately 184.

     Dividends
     ---------

     The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION RESULTS
        ----------------------------------------------------------

     The following discussion and analysis should be read together with the Consolidated Financial Statements of the Company and the notes to the Consolidated Financial Statements included elsewhere in this Registration Statement.

     Trends and Uncertainties
     ------------------------

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

     Capital and Sources of Liquidity.
     --------------------------------

     The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume and to expand its product line. In order for the Company to continue its operations at its existing levels, the Company will require $675,000 of additional funds over the next twelve months. Only through the factoring of its receivables can the Company generate funds to maintain its daily operations. The construction industry in general does not use factors. Funding for construction projects are generally done through lines of credit with banks that advance moneys against contract at reasonable rates and are equipped to deal with progress billing and percentage of completion contracts. The Company has not been able to establish such a relationship with a bank, and the penalties imposed by the factors for timing differences have eroded the Company's profit on construction projects. This erosion can be seen in the substantial increase in interest expense over the past two years. See analysis of fiscal 1999 vs. fiscal 1998 for details.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------

     The Company sustained net losses of $708,204 and $511,104 for the fiscal years ending December 31, 1999 and December 31, 1998 respectively, for a total loss increase of $197,100 or 38.6%. As discussed in detail below, this lost was attributable mainly to (1) increased legal and accounting fees incurred in connection with the Company's Public Filing, (2) increased interest expense incurred because progress billings on construction projects did not meet factoring payment schedules and thus the Company was liable for large penalties from the factor, and (3) increased travel expenses incurred in connection with both the on-site running of construction jobs and the need of the Company's principals to raise outside capital for continued operations of the business.

     Selling, general and administrative expenses, and bad debt expense has increased in line with the increased sales for fiscal 1999; however, included in SG&A for 1999 are legal and accounting fees specifically attributable to the preparation of the Company's Form 10-SB. These fees amounted to $215,685 in 1999. Throughout 1999 management has made a concerted effort to reduce SG&A. The decreases in SG&A accounts that are directly related to the everyday running of the business have been offset by the legal and accounting fees attributable to the public offering. Management does not feel that these large costs will continue in 2000. Depreciation and amortization expense has risen due to the purchase and/or leasing of equipment needed for increased construction work. There are no significant fluctuations in the depreciation and amortization accounts that warrant any further discussion here. Changes in Payroll expense, Outside services, Travel and Entertainment, and Interest expense will be discussed below.

     OPERATIONAL RESULTS
     -------------------

     During fiscal 1999, the Company has greatly increased sales in the area of FireStop/FireFilm. Management feels that certain expenses should be included in cost of goods sold rather than certain expense accounts because they relate directly to the construction process and should be categorized as such per basic cost accounting principals. The financial statements for 1999 and 1998 do not reclassify these expenses into cost of goods sold. Management believes that an analysis of the Company's operation should be done with these expenses properly classified, hence the financial information presented below has been restated to effect this re-classification. First, the re-classified operational results are presented, followed by a listing of certain percentages based on these results. After this section, a complete reconciliation between the analysis here and the amounts shown in the financial statements is performed.

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                            Percentage
                                                             Increase
                                  1999          1998        (Decrease)
                              ------------   -----------    -----------
Net Sales
     Chemicals                $  458,201     $  363,376          26.00%
     Textiles                    343,813        301,088          14.20%
     FireStop/FireFilm         1,650,892      1,395,432          18.30%
                              ------------   -----------    -----------
                               2,452,906      2,059,896          19.00%

Cost of Goods
     Chemicals                   100,457         85,881          17.00%
     Textiles                    176,432        119,927          47.00%
     FireStop/FireFilm         1,056,938      1,057,327          (3.00%)
                              ------------   -----------    -----------
                               1,333,827      1,263,135           5.60%

Gross Profit
     Chemicals                   357,744        277,495          28.90%
     Textiles                    167,381        181,161           7.60%
     FireStop/FireFilm           593,954        338,105          75.60%
                              ------------   -----------    -----------
                               1,119,079        796,761          40.50%

SG&A                             690,898        588,995          17.30%
Payroll                          380,383        328,204          16.00%
Outside Service                      -0-            -0-
Travel & Entertainment           189,038         78,537         140.00%
Depreciation & AmortiZation       68,592         39,286          74.60%
Bad Debt Expense                  22,042         17,370          26.90%
                              ------------   -----------    -----------
                               1,350,953      1,052,392         28.30%

Net Loss from Operations        (231,874)      (255,631)         (9.20%)

Interest Expense                 476,330        255,473          86.50%
                              ------------   -----------    -----------

Net Loss                       $(708,204)     $(511,104)         38.60%

Gross Profit
     Chemicals                       78%            85%
     Textiles                        49%            60%
     FireStop/FireFilm               36%            24%
     Combined                        46%            39%

Percentage of Total Sales
     Chemicals                       19%            18%
     Textiles                        14%            14%
     FireStop/FireFilm               67%            68%

Percentage of Gross Profit
     Chemicals                       33%            35%
     Textiles                        14%            23%
     FireStop/FireFilm               53%            42%

RECONCILIATION OF FINANCIAL STATEMENTS
--------------------------------------

                                      1999          1998
                                   ------------   -----------
Cost of Goods Per Analysis         $1,333,827     $1,263,135
   Less: Outside Services             353,808(1)     152,174(1)
         Construction Payroll         104,422(2)     516,011(2)
         Construction Travel           62,572(3)       9,326(3)
         Construction Lodging          26,543(4)      39,537(4)
                                   ------------   -----------

Cost of Goods per Financials       $  786,482     $  546,087

SG&A per Analysis                  $  690,898     $  588,995
     Add: Construction Lodging         26,543(4)      39,537(4)
                                   ------------   -----------

SG&A per Financials:               $  717,441     $  628,532

Payroll per Analysis:              $  380,383     $  328,204
     Add: Construction Payroll        104,422(2)     516,011(2)
                                   ------------   -----------

Payroll per Financials:              $484,805     $  844,215

Outside Services per Analysis:     $      -0-     $      -0-
    Add:  Outside Services            353,808(1)     152,174(1)
                                   ------------   -----------

Outside Services per Financials:   $  353,808     $  152,174

Travel per Analysis:               $  189,038     $   78,537
    Add: Construction Travel           62,572(3)       9,326(3)
                                   ------------   -----------

Travel per Financials:             $  251,610     $   87,863

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

     ANALYSIS
     --------

     The Company's  net sales derive from three  divisions:  (1)Chemical  Sales,
(2)Textile Processing, and (3)Fire Stop/Fire Film construction projects. During fiscal 1999, Chemical sales increased by 26%, Fire Stop/Fire Film increased by 18.3%, and Textile increased by 14.2% as a percentage of net sales 1999 vs. 1998. The Chemical sales, Textile sales, and Fire Stop/Fire Film sales have a gross profit of 78%, 49% and 36% respectively, and the Company has a combined gross profit of 46%. Increased growth in gross profit beyond that applicable to the percentage increase in net sales demonstrates the fact that the Company is relying on increased volume in both Chemical and FireStop/FireFilm as the chief product mix to create this higher combined gross profit. Textile processing produced only 14% of 1999's gross profit, yet this division does not consume a great deal of management's time. The Company intends to concentrate on its Chemical division which has a much higher gross profit, and the FireStop/FireFilm division which although it has a lower gross profit, it is easy to contract and represents a small number of large dollar jobs. However, the FireStop/FireFilm division does produce excessive cash needs early in the fulfillment of the contract which forces the Company to rely heavily on the Factors for financing the start up. Hence, if outside capital is not obtained in order to eliminate the need for factoring, this division cannot operate effectively without drastically increasing interest expense.

     For 1999 Chemical process, Textile processing, and FireStop/Fire Film contributed $357,744, $167,381, and $593,954 respectively to the companies total gross profit of $1,119,079. The Company expects the sales of Chemicals and Fire Stop/Fire Film to continue to increase and the Textile processing should remain consistent by the end of the year 2000.

     The Company's increase in gross profit has also been brought about by the fact that the Company is becoming more experienced in the FireStop/Fire Film construction business and is able to more effectively manage these large jobs. As a result, the gross profit for FireStop/FireFilm increased from 24% in 1998 to 36% in 1999. The Company is also more effectively managing its purchase of raw material for all divisions of the business which is also evident in the decreased raw goods inventory.

     As noted above, certain of the Company's Operating Expenses increased substantially during 1999. Of the $111,000 increase in travel expenses, approximately $58,000 is attributable to management's need to visit prospective Fire Stop/Fire Film sites in order to compile proper bids, approximately $37,000 is attributable to management's constant involvement in attempts to raise outside capital for the Company, and the balance is due to travel expenses incurred in the normal course of business, especially for the marketing of the Company's patented product, Fiberix 2000V. This product is packaged as an aerosol application to the consumer. Management feels that the prospects for this product are great; however, the Company cannot fund the necessary expenses to bring this product to the market place. Hence, if outside capital is not found, this product will have to remain dormant.

     The single most significant cause of the net loss for 1999 is the increase in interest expense of $262,139 or 86.5%. As noted earlier, the Company is now engaging in the construction business which requires enormous outlays of capital at the beginning of the project which is then reimbursed through standard percentage of completion billing as the work is done. The Company has been forced to work with Factors who are not really part of the construction industry, and hence the factoring agreement contains harsh penalties should the factored receivables age beyond a certain date. Because the Company is new to this construction industry, certain dates were not met throughout the fiscal year and penalties have been incurred by the Company. Interest including these penalties for 1999 is $476,330 on a loan/line of credit base of approximately $1,388,000. This creates an effective interest rate for 1999 of 34.31%. Had the company been able to avoid these penalties, interest expense for 1999 would have been $262,139, or 18.8%.

     The Company believes that the expenses for filing the Form 10-sb and travel will not be the substantial burden in the year 2000 that they were in the year 1999. However, the Company will incur the same substantial interest rates in 2000 because the Company is still factoring its receivables. The Company currently estimates that it would need a capital infusion of $675,000 over the next twelve months in order to be able to avoid the excessive interest rates discussed above. At this time, although the Company is exploring several avenues of financing, no one answer to this problem has been found.

                     CAUTIONARY FORWARD - LOOKING STATEMENT
                     --------------------------------------

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

                         EXISTING FINANCING ARRANGEMENTS
                         -------------------------------

St. Martin Bank - Accounts Receivable Financing
-----------------------------------------------

     In March 1997, the Company entered into a Merchant Services Agreement with St. Martin Bank and Trust of St. Martinville, Louisiana. The note had a maturity date of November 16, 1998. The maturity date of this note was extended and on February 4, 1999, with a balance of $154,059.29, the loan was converted to a 7-year term loan under which the Company is to make monthly installment payments of $2,600.57 per month for 84 months.

     On April 17, 1999 the Company entered into a Purchase and Security Agreement with Private Capital, Inc., located in Lafayette, Louisiana. Under the terms of this agreement, the Company would sell certain qualified account receivables to Private Capital, Inc., at a price equal to the net amount of the acceptable account receivable, less a discount equal to 8.0% of the net amount of the acceptable account receivable. At the time of purchase of such account receivables by Private Capital, Private Capital shall pay to the Company the net amount of the account receivable less the discount. Private Capital agrees to rebate to the Company a sum equal to 2.0% on each account receivable that is paid within 30 days. Any account that pays after 30 days will be charged the full discount, plus any account purchased by Private Capital from the Company unpaid for a period in excess of ninety (90) days from the date of said purchase by Private Capital, the Company agrees to pay to Private Capital additional sums equal to and calculated based on 2.0% for any part of a 30 day increment, exceeding 60 days that Private Capital purchases said account receivable.

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

     As additional security for the payment by the Company to Private Capital for any indebtedness which may result from a charge back as a result of a delinquent or non-paying account, the then acting officers of the Company, Stephen F. Owens, Angela M. Raidl and Edward Friloux all executed guarantees.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S
                                 ---------------
                                                                         Page
                                                                         ----

Independent Auditors' Report ...........................................   26
Consolidated Balance Sheet .............................................   27
Consolidated Statements of Operations ..................................   29
Consolidated Statements of Stockholders' Equity (Deficit) ..............   30
Consolidated Statements of Cash Flows ..................................   31
Notes to the Consolidated Financial Statements .........................   33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
American Fire Retardant Corporation and Subsidiary
San Diego, California


We have audited the accompanying consolidated balance sheet of American Fire Retardant Corporation and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Fire Retardant Corporation and Subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
April 5, 2000

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------
                                                                  December 31,
                                                                      1999
                                                                  ------------
CURRENT ASSETS

   Cash                                                           $     3,408
   Undeposited funds                                                    9,821
   Inventory (Note 1)                                                 174,978
   Accounts receivable, net (Notes 1 and 4)                           539,197
                                                                  -----------

     Total Current Assets                                             727,404
                                                                  -----------

PROPERTY AND EQUIPMENT (Notes 1 and 3)                                240,180
                                                                  -----------

OTHER ASSETS

   Restricted cash (Note 4)                                           173,981
   Intangible assets, net                                              42,500
   Deposits and other assets                                           15,115
                                                                  -----------

     Total Other Assets                                               231,596
                                                                  -----------

     TOTAL ASSETS                                                 $ 1,199,180
                                                                  ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                                                  December 31,
                                                                      1999
                                                                  ------------
CURRENT LIABILITIES

   Accounts payable                                               $   238,238
   Accrued expenses (Note 10)                                         422,148
   Unearned revenue                                                    96,986
   Shareholder loans (Note 6)                                         209,739
   Notes payable, current portion (Note 5)                            223,372
   Capital leases, current portion (Note 7)                             7,969
   Line of credit (Note 4)                                            755,064
                                                                   ----------

     Total Current Liabilities                                      1,953,516
                                                                   ----------

LONG-TERM LIABILITIES

   Notes payable (Note 5)                                             199,825
   Capital leases, long-term portion (Note 7)                          36,855
                                                                   ----------

     Total Long-Term Liabilities                                      236,680
                                                                   ----------

     Total Liabilities                                              2,190,196
                                                                   ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                                         2,350
   Additional paid-in capital                                         921,710
   Accumulated deficit                                             (1,915,076)
                                                                   -----------

     Total Stockholders' Equity (Deficit)                            (991,016)
                                                                   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $1,199,180
                                                                   ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                     For the Years Ended
                                                          December 31,
                                                -------------------------------
                                                   1999                 1998
                                                ---------             ---------

NET SALES                                     $ 2,452,906           $ 2,059,896

COST OF SALES                                     786,482               546,087
                                                ---------             ---------

GROSS MARGIN                                    1,666,424             1,513,809
                                                ---------             ---------

OPERATING EXPENSES

   Selling, general and administrative            717,441               628,532
   Payroll expense                                484,805               844,215
   Outside services                               353,808               152,174
   Travel and entertainment                       251,610                87,863
   Depreciation and amortization expense           68,592                39,286
   Bad debt expense                                22,042                17,370
                                                ---------             ---------

     Total Operating Expenses                   1,898,298             1,769,440
                                                ---------             ---------

LOSS FROM OPERATIONS                             (231,874)             (255,631)
                                                ---------             ---------

OTHER EXPENSES

   Interest expense                              (476,330)             (255,473)
                                                ---------             ---------

     Total Other Expenses                        (476,330)             (255,473)
                                                ---------             ---------

LOSS BEFORE INCOME TAXES                         (708,204)             (511,104)

PROVISION FOR INCOME TAXES (Note 1)                  -                     -
                                                ---------             ---------

NET LOSS                                        $(708,204)            $(511,104)
                                                =========             =========

BASIC LOSS PER SHARE                            $   (0.30)            $   (0.25)
                                                =========             =========

BASIC WEIGHTED AVERAGE SHARES                   2,327,193             2,059,754
                                                =========             =========



     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                            Common Stock            Additional        Stock
                                     ---------------------------     Paid-in       Subscription    Accumulated
                                       Shares          Amount        Capital        Receivable       Deficit
                                     ------------   ------------   ------------    ------------   ------------

Balance, December 31, 1997             2,017,953    $     2,018    $   730,369     $   (30,000)   $  (695,768)

Common stock issued for cash
 at $3.87 per share                        4,785              5         18,495          -              -

Receipt of stock subscription             -              -               -              30,000         -

Common stock issued for
 services and interest
 at $0.21 per share                      255,923            256         52,726          -              -

Contributed capital for
 services rendered                        -              -              70,500          -              -

Net loss for the year ended
 December 31, 1998                        -              -               -              -            (511,104)
                                     ------------   ------------   ------------    ------------   ------------

Balance, December 31, 1998             2,278,661          2,279        872,090          -          (1,206,872)

Common stock issued for
 debt conversion at $0.70
 per share                                65,127             65         45,525          -              -

Common stock issued for
 services rendered at $0.70
 per share                                 5,859              6          4,095          -              -

Net loss for the year ended
 December 31, 1999                          -                -           -              -            (708,204)
                                     ------------   ------------   ------------    ------------   ------------

Balance, December 31, 1999             2,349,647          2,350    $   921,710     $    -         $(1,915,076)
                                     ============   ============   ============    ============   ============



     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                       1999            1998
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $  (708,204)   $  (511,104)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Common stock issued for services and interest         4,101         52,982
    Depreciation and amortization                        68,593         67,018
    Bad debt expense                                     22,042         17,370
    Capital contributed for services rendered            -              70,500
   Change in Assets and Liabilities:
    (Increase) decrease in restricted cash             (111,924)       (62,057)
    (Increase) decrease in accounts receivable          (88,937)       (56,192)
    (Increase) decrease in deferred charges              -             (44,486)
    (Increase) decrease in deposits                       1,257         (6,683)
    (Increase) decrease in inventory                    (34,483)       (77,128)
    Increase (decrease) in accounts payable             172,352        (21,308)
    Increase (decrease) in accrued expenses             192,827        155,661
   (Increase) decrease in undeposited funds              (9,821)         -
    Increase (decrease) in unearned revenue              54,296          -
                                                    ------------   ------------

       Net Cash (Used) by Operating Activities         (437,901)      (415,427)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                              (82,170)       (15,866)
                                                    ------------   ------------

       Net Cash (Used) by Investing Activities          (82,170)       (15,866)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                     -              48,500
  Proceeds from notes payable - related                 115,726        129,000
  Payments on notes payable - related                   (87,983)       (85,300)
  Proceeds from notes payable                           292,643        382,590
  Proceeds from lines of credit                         336,195          -
  Payment on lines of credit                             (9,367)       (79,517)
  Payment on notes payable                             (123,735)       (47,891)
                                                    ------------   ------------
       Net Cash Provided by Financing Activities    $   523,479    $   347,382
                                                    ------------   ------------

              The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)


                                                        For the Years Ended
                                                             December 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH                     $     3,408    $   (83,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           -              83,911
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $     3,408    $    -
                                                    ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                          $   334,745    $   208,490
  Income taxes                                      $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for conversion of note payable       $    45,590    $    -


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          American Fire Retardant Corporation, a Nevada corporation, ("American Fire" or the "Company") is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a unique line of interior and exterior fire retardant chemicals and provides fire resistive finishing services through the Company's "Textile Processing Center" for commercial users. The Company also specializes in designing new technology for future fire resistive applications that are being mandated by local, state and governmental agencies. As specialists in fire safe systems, the Company is active in the construction industry as sub-contractors for fire stop and fire film installations.

          The Company originally commenced operations as American Fire Retardant Corporation, a corporation organized under the laws of the State of Florida ("AFRC Florida") on November 20, 1992.

          On June 1, 1993, the Board of Directors of AFRC Florida unanimously agreed to incorporate in the State of Louisiana, as a separate and distinct entity having the same shareholders of AFRC Florida.

          On June 29, 1993, American Fire Retardant Corporation, a Louisiana Corporation ("AFRC Louisiana") was formed. AFRC Louisiana was initially authorized to issue a total of 1,000 shares of common stock, without par value.

          On March 4, 1994, AFRC Florida qualified to do business in the State of California under the name American Fire Retardant Corporation.

          On June 15, 1995, by unanimous consent of the shareholders of both AFRC Florida an AFRC Louisiana, it was adopted that a new corporation be formed in the State of Wyoming under the name American Fire Retardant Corporation ("AFRC Wyoming"). The new Wyoming corporation, AFRC Wyoming would acquire all the issued and outstanding shares from the shareholders of AFRC Florida and AFRC Louisiana, in exchange for newly issued shares of AFRC Wyoming, whereby AFRC Florida and AFRC Louisiana would be wholly-owned subsidiaries of AFRC Wyoming.

          On July 24, 1995, AFRC Wyoming applied for and received approval from the State of Wyoming to be domesticated in Wyoming without any break in the corporate existence.

          The Board of Directors of AFRC Wyoming unanimously resolved on December 30, 1996 pursuant to Section 17-6-1002 of the Wyoming Business Corporation Act, to amend the Articles of Incorporation to increase its authorized capital from 1,000 shares of common stock to an unlimited number of shares of common stock, without par value.

          Accordingly, in January 1998, AFRC Wyoming formed AFRC Nevada (i.e. the present Company). AFRC Nevada is authorized to issue a total of 25,000,000 shares of common stock, $0.001 par value.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          a. Organization (Continued)

          The Board of Directors of AFRC Wyoming unanimously resolved on September 3, 1998 to effect a one-for-twelve (1-for-12) reverse stock split of all issued and outstanding shares of the common stock of the Company as of September 1, 1998. At a special meeting of the shareholders of the Company held on September 29, 1998, the shareholders approved the reverse stock split.

          On March 17, 1999, at a special meeting of the shareholders of the Company, the shareholders authorized the restructuring of the Company to simplify its corporate structure by:

          1) Merging its wholly-owned subsidiary, AFRC Louisiana into AFRC Wyoming, whereupon the separate corporate existence of AFRC Louisiana would cease;

          2) Merging its wholly-owned subsidiary, AFRC Florida into AFRC Wyoming, whereupon the separate corporate existence of AFRC Florida would cease;

          The shareholders further authorized the Company to change its domicile to the State of Nevada through the merger of the Company (i.e., AFRC Wyoming) with and into AFRC Nevada, with no change in the nature of the business or management of the Company and no dilution to the shareholders or change in the shareholdings of the Company.

          The Merger of AFRC Louisiana, with and into its parent AFRC Wyoming was completed on March 25, 1999.

          The Merger of AFRC Florida, with and into its parent AFRC Wyoming was completed on March 25, 1999.

          On March 31, 1999, as the final step of the restructuring of the Company, the merger of AFRC Wyoming, the parent with and into AFRC Nevada, for the sole purpose of changing the domicile of the Company from that of Wyoming to that of Nevada was completed.

          b. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          c. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d. Accounts Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $16,461 at December 31, 1999.

          e. Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                    For the Year Ended
                                                    December 31, 1999
                                          ------------------------------------
                                              Loss       Shares     Per Share
                                          (Numerator) (Denominator)  Amount
                                           ---------   -----------  ---------

              Net loss                    $ (708,204)   2,327,193   $   (0.30)
                                           =========   ===========  ==========


                                                    For the Year Ended
                                                    December 31, 1998
                                          ------------------------------------
                                              Loss        Shares     Per Share
                                          (Numerator) (Denominator)   Amount
                                          ----------   -----------   ---------

              Net loss                    $ (511,104)   2,059,754    $  (0.25)
                                          ==========   ===========   =========

          f. Principles of Consolidation

          The consolidated financial statements include those of American Fire Retardant Corporation and its wholly-owned subsidiary, American Fire Retardant Corporation (California) for 1998. In 1999, all of the companies were merged into a Nevada corporation. All significant intercompany transactions and accounts have been eliminated in the consolidation. Accordingly, the 1998 financial statements are consolidated, and the 1999 financial statements are not.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g. Property and Equipment

          Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Leasehold improvements are being amortized over their estimated useful lives. Depreciation is computed using the straight-line and accelerated methods as follows:

                 Machinery and equipment                    4-5 years
                 Vehicles                                     5 years
                 Building                                  39.5 years
                 Furniture and fixtures                       5 years
                 Leasehold improvements                       7 years

          Depreciation expense for the years ended December 31, 1999 and 1998 was $38,593 and $33,433, respectively.

          h. Revenue Recognition

          Revenue is recognized using the percentage of completion method for fire retardant and prevention projects. The amount of revenue recognized at year-end is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of costs to complete. It is not related to the progress billings to the customers. At the time a loss on a contract becomes know, the entire amount of the estimated loss is recognized in the financial statements. Additionally, the Company recognizes revenue upon delivery of fire prevention materials.

          i. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          j. Concentrations of Risk

          Cash
          ----

          At times, the Company has demand deposits in excess of amounts protected by FDIC insurance.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                  Notes to the Consolidated Financial Statements
                                December 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Concentrations of Risk (Continued)

          Accounts Receivable
          -------------------

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risk in the normal course of its business.

          Sales
          -----

          The Company had one customer in 1999 which accounted for 10% of the net sales.

          k. Provision for Income Taxes

          No provision for income taxes has been accrued because the Company has net operating loss carryovers. The net operating loss carryforwards of approximately $1,800,000 at December 31, 1999, expire in 2019. No tax benefit has been reported in the consolidated financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

          l. Inventory

          Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventories consisted of $158,414 of finished goods and $16,564 of raw materials.

          m. Advertising

          The Company expenses advertising costs as they are incurred.

          n. Deferred Charges

          Formulation 238

          In November 1998, the Company acquired Formulation 238 for $45,000. The cost of $45,000 is being amortized over a five year life and is shown in the deferred charges net of accumulated amortization of $10,500 at December 31, 1999.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          n. Deferred Charges (Continued)

          Fabric Protection
          -----------------

          In 1995, the Company purchased various pieces of equipment and customer lists for $40,000. The amount is being amortized over a 5 year period and is shown net of $32,000 of accumulated amortization at December 31, 1999 as part of the deferred charges.

          Thorosheen
          ----------

          In July 1997, the Company purchased various customer lists and technologies for $40,000. The amount was amortized over a 2 year period and is shown net of $40,000 of accumulated amortization.

          Amortization  expense  for the three  deferred  charges  for the years
          ended   December   31,  1999  and  1998  was   $30,000  and   $33,585,
          respectively.

          o. Change in Accounting Principle

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements. The Company adopted SFAS No. 133 prior to the issuance of SFAS No. 137 which pushes the effective date back to fiscal years beginning after June 15, 2000.

          p. Reverse Stock Split

          In September 1998, the Board of Directors authorized a 1-for-12 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 - GOING CONCERN

          These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 1999:

                                                                   December 31,
                                                                       1999
                                                                   ------------

              Machinery and equipment                              $   184,302
              Vehicles                                                  93,605
              Building                                                  90,733
              Land                                                      10,000
              Furniture and fixtures                                    21,652
              Leasehold improvements                                     5,324
                                                                   ------------
                                                                       405,616
              Less accumulated depreciation                           (165,436)
                                                                   ------------
                                                                   $   240,180
                                                                   ============

          The Company signed an oil, gas and mineral lease on October 31, 1997 with a Texas corporation on the land in Broussard, Louisiana. The lease is for the initial term of 3 years with minimum annual rents of $200 per year. The Company has not received any royalty revenue in the years ended December 31, 1999 or 1998.

NOTE 4 - LINE OF CREDIT

          The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables. The balance due Private Capital at December 31, 1999 was $755,064. The Company is required to maintain a reserve account balance of 22% of the total advances. The reserve account balance at December 31, 1999 was $173,981. Private
          Capital charges the Company an 8% discount on all receivables purchased.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 5 - NOTES PAYABLE

          Notes payable at December 31, 1999 consisted of the following:

                                                                                       December 31,
                                                                                          1999
          Note payable to a bank secured by property and equipment, interest at  8.5%  on the  outstanding  balance,  principal  and  interest payments of $925, due monthly, maturing December
          2006.                                                                       $     58,557

          Note payable to a bank, secured by property accruing
          interest at 7.75%, principal and  interest payments of
          $867 due monthly, maturing September 2001.                                        16,768

          Note payable to a bank, secured by equipment accruing
          interest at 12.5%, monthly principal and interest payments of
          due April 15, 2001.                                                                7,796

          Notes  payable to a bank,  secured by vehicles,  accruing  interest at
          8.9%,  principal and interest payments of $866, maturing October 2001.
                                                                                            16,838

          Note payable to St. Martin Bank bearing interest at 9.75%,
          secured by building and due on April 20, 2006.                                   146,238

          Note payable to an individual, unsecured, interest rate of
          72% if the Company defaults.  Principal and interest payments
          of $12,500 due monthly, maturing August 2000.                                    100,000

          Note payable to suppliers, secured by equipment,
          interest at 10%, due on demand.                                                   77,000
                                                                                      -------------

             Total notes payable                                                           423,197

             Less: current portion                                                        (223,372)
                                                                                      -------------
             Long-term notes payable                                                  $    199,825
                                                                                      =============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 - NOTES PAYABLE (Continued)

          Maturities of long-term debt are as follows:

          Year ending December 31:

               2000                                                                   $    223,372
               2001                                                                         43,418
               2002                                                                         29,292
               2003                                                                         32,427
               2004                                                                         34,947
               Thereafter                                                                   59,741
                                                                                      -------------

          Total                                                                       $    423,197
                                                                                      =============

NOTE 6- SHAREHOLDER LOANS

                                                                                       December 31,
                                                                                          1999
                                                                                      -------------
          Note  payable to  shareholder  dated  November 3, 1996 and February 3,
          1997, interest imputed at 10%, unsecured, due on demand.                    $     38,000

          Note payable to shareholder  dated October 28, 1998,  bearing interest at 6.00%,  guaranteed by the president of the Company,  due on demand.
                                                                                            75,870

          Note payable to shareholder dated October 3, 1997, bearing interest at
          10.50%,   secured  by  Company  stock  and  due  August  1999.                    95,869
                                                                                      -------------

                                                                                      $    209,739
                                                                                      =============

     All amounts are due on demand and are classified as current liabilities.

                      AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 7 - CAPITAL LEASES

          Equipment payments under capital leases as of December 31, 1999 is summarized as follows:

                 Year Ended
                 December 31,

                    2000                                            $   19,997
                    2001                                                19,997
                    2002                                                19,997
                    2003                                                11,665
                                                                    -----------

                 Total minimum lease payments                           71,656

                 Less interest and taxes                               (26,832)
                                                                    -----------
                 Present value of net minimum lease payments            44,824

                 Less current portion                                   (7,969)
                                                                    -----------
                 Long-term portion of capital lease obligations     $   36,855
                                                                    ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. The Company has leased an apartment in Louisiana which calls for monthly payments of $925 per month and expires on April 30, 1999. Future minimum lease payments are as follows:

                                                     Amount
                                               ------------------

                     2000                      $           49,860
                     2001                                  49,860
                     2002                                  24,930
                                               ------------------

                      Total                    $          124,650
                                               ==================

          Rent expense for the years ended December 31, 1999 and 1998 was $63,020 and $63,244, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

          Employment Contract
          -------------------

          The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the years ended December 31, 1999 and 1998 was $38,500 and $38,500, respectively. This contract is currently in dispute.

          Vehicle and Equipment Operating Leases
          --------------------------------------

          The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2000.

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the years ended December 31, 1998 and 1997 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

NOTE 9 - STOCK ISSUANCES

          In January, March and May 1998, the Company issued 4,785 shares of common stock at $3.87 per share for cash.

          On December 29, 1998, the Company issued 209,090 shares of common stock valued at $0.175 per share for consulting services.

          On December 29, 1998, the Company issued 46,833 shares of common stock valued at $0.35 per share for interest expense.

          On March 31, 1999, the Company issued 65,127 shares of common stock at $0.70 per share for reduction in a related party note payable and interest.

          On September 22, 1999, the Company issued 5,859 shares of common stock at $0.70 per share for consulting services.

          Currently, the Company has no established market for its common stock. Accordingly, the stock issuance are valued at the fair market value of the goods or services received.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 10 - ACCRUED EXPENSES

          Accrued expenses consisted of the following at December 31, 1999:

               Contract liability                             $         30,000
               Payroll taxes - federal and state                       359,300
               Accrued interest                                         12,791
               Sales tax payable                                        20,057
                                                              ----------------

                                                              $        422,148
                                                              ================

          The Company is delinquent in paying payroll taxes. Interest and penalties have been accrued on the payroll taxes and are included in the $359,300 liability. The Company has been current in their payments from June 1998 to date and, as they are able to, are making additional monthly payments on the delinquent taxes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ------------------------------------------------------------------------

     There has been no change of the independent auditors of the Company and there are no disagreements with such independent auditors.

                                    PART III.
                                    ---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
        ------------------------------------------------------------------------

     See Item 11 for information on the beneficial ownership of the Company's securities.

     The directors and executive officers of the Company are as follows:

     (a) Identity of Directors and Executive Officers.

      Name and Address          Age    Position          Term      Served Since

      Stephen F. Owens          40     President, CEO,   1 Year        1992
      1951 Tavern Road                 and Director
      Alpine, California 91901

      Angela M. Raidl           39     Vice President,   1 Year        1992
      1951 Tavern Road                 Treasurer,
      Alpine, California 91901         Secretary and Director

     Each of the persons listed in the above table possesses sole investment power and sole voting power over the shares set forth in the above table.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

     Stephen F. Owens - Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Owens, a native of New York and a resident of California, has served as Chief Executive Officer and President since the company's inception. Mr. Owens has 13 years experience in the fire retardant industry, specializing in product evaluations, sales and marketing. Mr. Owens is able to quickly recognize future market requirements and develop effective short range action and long term plans to capitalize on new opportunities. Mr. Owens was Vice President of Sales for International Research Center from 1987 to 1989 prior to founding American Fire Retardant Corporation. He is a member of the National Fire Protection Association. Mr. Owens co-authored along with Mr. Edward E. Friloux the Fire Retardant Applicator's Manual, which has been under copyright protection with the Library of Congress Number TX 3-878-798 since 11 August 1994. Prior to his entry into the fire retardant industry, Mr. Owens served in the United States Army.

     Angela M. Raidl - Vice President, Treasurer, Secretary and a Director. Ms. Raidl, a native of Louisiana and a resident of California, has served as officer and director since the company's inception. Ms. Raidl has 11 years experience in the fire retardant industry, specializing in the management and administration of the day to day responsibilities of the company, including training all clerical staff, cash flow management, receivables, payables, payroll, purchasing and personnel. Ms. Raidl also heads the operations division of American Fire's Fabric Treatment Division, monitoring quality control, researching new ways of increasing production, in addition to soliciting new accounts for this division. Ms. Raidl has held administrative positions for 19 years. She attended Nicholls State University and the University of Southwestern Louisiana, studying Business Administration at both. Ms. Raidl is a Licensed Certified Applicator by the State of California and is a member of the National Fire Protection Association.

Other Key Advisors and Consultants
----------------------------------

     (1) Directorships

     No Director of the Company or person nominated or chosen to become a director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     (a) Identity of Significant Employees.

     The Company has one employee, Mr. Bruce Raidl, who is not an executive officer, but is expected to make a significant contribution to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company

     (b) Family Relationships.

     Stephen F. Owens, the President and Chairman of the Board is the husband of Angela M. Raidl, the Vice President, Treasurer, Secretary and a director. Additionally, Bruce Raidl, an employee of the Company is the brother of Angela Raidl. Other than the husband-wife relationship of Mr. Owens and Mrs. Raidl, and the brother-sister relationship of Ms. Raidl and Mr. Raidl, there is no family relationship between any director or executive officer of the Company.

     (c) Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934
      --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all reports they file under Section 16(a).

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representation that no other reports were required, with respect to the year ended December 31,1999, all
Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31,1999, was an officer, director and greater than ten percent beneficial owner, were complied with.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                                                            Long Term Compensation
                                                                 --------------------------------------------------
                                  Annual Compensation                           Awards              Payouts
                    -----------------------------------------------------------------------------------------------
                                                                                Securities               All
                                                       Other                    Underlying               Other
                                                       Annual    Restricted     Options/       LTIP      Compen-
Name and            Year or                            Compen-   Stock          SAR's          Payouts   sation
Principal           Period    Salary         Bonus     sation)   Awards         (#)            ($)       ($)
Position            Ended     ($)            ($)       ($)
(a)                 (b)       (c)            (d)       (e)       (f)            (g)            (h)       (i)
-------------------------------------------------------------------------------------------------------------------
Angela M. Raidl     1999       $72,000.00    0         0         0              0              0         0
Vice President      1998       $41,346.00    0         0         0              0              0         0
CFO and Secretary

Stephen F. Owens    1999       $25,500.00    0         0         0              0              0         0
President and       1998       $ 1,500.00    0         0         0              0              0         0
CEO

Bruce Raidl         1999       $60,000.00    0         0         0              0              0         0
Employee            1998       $50,000.00    0         0         0              0              0         0

Edward Friloux      1999       $11,200.00    0         0         0              0              0         0
Employee            1998       $32,200.00    0         0         0              0              0         0

EMPLOYMENT CONTRACTS/STOCK INCENTIVE PLANS
------------------------------------------

     Management Employment Agreements and Compensation

     No employee agreements were entered into in 1999. The Company previously entered into written employment agreements effective October 7, 1997 with several key members of the management team, which included Stephen F. Owens, Angela M. Raidl, Bruce E. Raidl and Edward E. Friloux, Sr. Each of these employment agreements established a base monthly salary for the Company's officers, which base salary was to commence as of February 1, 1998. Prior to these employment agreements becoming effective, all of the above individuals mutually agreed that the agreements were null and void and of no force or effect. All of the above individuals have executed written agreements canceling such employment agreement with the exception of Mr. Edward Friloux who has since refused to cancel his employment agreement. On April 28, 1999 the Company terminated Mr. Friloux for failure to report to work and failure of performance of his duties.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth security ownership information (on a Post-reverse split adjusted basis) as of the close of business on December 31, 1999, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

     The following table sets forth security ownership information as of the close of business on December 31, 1999, for any person or group, known by the Company to own more than five percent (5%) of the Company's voting securities.

     Title of          Name of                   Amount of         Percent
     Class             Beneficial Owner          Ownership         of Class
     ------------      ----------------          ---------         --------
     Common Stock      Angela M. Raidl           1,016,291         43.36%
                       1951 Tavern Road
                       Alpine, CA 91901

     Common Stock      Edward E. Friloux         175,257           7.47%
                       117 Red Barn Drive
                       Carenco, LA 70520

     Common Stock      Bruce E. Raidl            166,667           7.11%
                       12139 Valhalla Drive
                       Lakeside, CA 92040

     Common Stock      David Ian Foster          157,000           6.69%
                       PO Drawer 5127
                       Lake Charles, LA 70606

     Common Stock      Richard Rosenberg         130,211           5.55%
                       901 Foxpointe Circle
                       Delray Beach, FL 33445

     Angela M. Raidl has sole investment power and sole voting power over the shares set forth in the above table.

     (b) Security Ownership of Management

     The following table sets forth security ownership information (on a Post-reverse split adjusted basis, as of the close of business on April 19, 1999, for any director, executive officer or group of the Company's voting securities:

     Title of          Name of                   Amount of         Percent
     Class             Beneficial Owner          Ownership         of Class
     ------------      ----------------          ---------         --------
     Common Stock      Angela M. Raidl           1,016,291         43.36%
                       1951 Tavern Road
                       Alpine, CA 91901

     Common Stock      Stephen F. Owens             0              0.0%
                       1951 Tavern Road
                       Alpine, California 91901

     Common Stock      All Directors & Officers
                       as a Group (2 Persons)    1,016,291         43.36%

     (c) Change in Control.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Transactions With Management And Others
     ---------------------------------------

     There have been several significant transactions entered into between the Company and its management during the course of its development. Each of the officers and directors of the Company may engage in other businesses, either individually or through partnerships or corporations in which they have an interest, hold an office or serve on boards of directors. Certain conflicts of interest may arise between the Company and its officers and directors. All of the officers and directors may have other business interests to which they devote their time.

     The Company attempts to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

     During the course of the previous three years, several officers and directors of the Company, as set forth below have received shares of the Company's Common Stock in exchange for their services to the Company and in lieu of cash compensation to which they would have been entitled.

     On April 1, 1997 the Company issued 3,333 post-reverse split adjusted shares of restricted Common Stock to John E. Domingue, a former director and officer of the Company exchange for his services with organization the business and the development of the business plan. These shares were issued at $0.84 per share on a post-reverse split adjusted basis. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933. Mr. Domingue was, at the time of the issuance of said shares, an officer and director of the Company and possessed all information about the Company to make an informed investment decision.

     The Company has borrowed cash for working capital from certain officers and directors as well as other shareholders of the Company. Each loan has been documented by the Company's promissory notes, which are generally described below, and all loans are current. The Company believes that the terms of all of the loan transactions described herein are based upon terms which are no more or less favorable than terms which would have been agreed to by persons unaffiliated with the Company and that all of the transactions set forth below are otherwise fair to the Company and its shareholders:

     Richard Rosenberg Note Consolidation and Conversion. On March 31, 1999, the Company entered into an agreement with Richard Rosenberg, a shareholder and former director of the Company, which agreement was amended on April 12, 1999, under which Mr. Rosenberg agreed to the convert $34,411.45 of the $77,545.79 debt owing to him by the Company, into 49,159 post-split shares of restricted Common Stock at the rate of $0.70 per share. The price per shares was determined through the negotiations between the Company and Mr. Rosenberg as part of the negotiations in resolving the consolidation of and conversion of the notes owing to Mr. Rosenberg as set forth below.

     Mr. Rosenberg further agreed to consolidate all notes and loans made by him to the Company into one note with a principal balance of $43,134.34, with interest thereon at the rate of 6.0% interest. The Company will make month payments of $2,500 per month for 18 months commencing on May 1, 1999.

     In consideration for Mr. Rosenberg's agreement to convert a portion of his debt to common stock and consolidate the note and loans made by him to the Company into one note with a reduced interest rate of 6.0%, the Company agreed to issue Mr. Rosenberg 15,968 shares of restricted common stock.

     There have been no preliminary contact or discussion by any of the Company's officers, directors, promoters, their affiliates or associates with any representatives of the owners of any business or company regarding the possibility of any acquisitions or mergers transactions, and there are no present plans, proposals, arrangements or understandings with any person or company regarding the possibility of any acquisitions or merger transaction.

     Transactions With Promoters
     ---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) List of Exhibits  attached or  incorporated  by referenced  pursuant to
Item 601 of Regulation S-B.

     Exhibit
     Number      Description*
     -------     -----------

     2.1(a)(+) Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)


     2.1(b)(+)  Certificate  of  Merger  from the State of  Louisiana  regarding
          Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)


     2.1(c)(+) Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.1(d)(+) Acquisition Agreement and Plan of Merger regarding Merger of AFRC
          Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)


     2.2(a)(+) Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.2(b)(+) Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.2(c)(+) Florida Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.2(d)(+) Wyoming Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.2(e)(+) Acquisition Agreement and Plan of Merger regarding Merger of AFRC
          Florida with and into AFRC Wyoming. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.3(a)(+)  Articles of Merger  regarding  Merger  regarding  Merger of AFRC
          Wyoming with and into AFRC Nevada (the "Company") to change the Domicile of the Company. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     2.3(b)(+) Acquisition Agreement and Plan of Merger regarding Merger of AFRC
          Wyoming with and into AFRC Nevada (the "Company") to change the Domicile of the Company. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.1(+) Articles of  Incorporation of American Fire Retardant Corp. filed on
          January 20, 1998. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.2(+) Restated By-laws of American Fire Retardant Corp. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.3(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Florida. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.4(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Louisiana. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.5(+) Statement and  Designation  of American Fire Retardant  Corp.,  as a
          Foreign Corporation in California. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.6(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Colorado. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     3.7(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Mississippi. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.1(a)(+) Letter of Intent  Between  American Fire  Retardant  Corp.,  and
          Fabritek Industries, LLC. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.1(b)(+)  Amendment to Letter of Intent  Between  American Fire Retardant
          Corp., and Fabritek Industries, LLC. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.2(+) Royalty Agreement between American Fire Retardant Corp., and Norman
          O. Houser. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.3(+) Sale,  Assignment and Assumption  Agreement  between  American Fire
          Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(a)(+)  Merchant  Service  Agreement  between  American Fire  Retardant
          Corp., and St. Martin Bank. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(b)(+) St. Martin Bank $100,090  Promissory  Note Dated March 11, 1997.
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(c)(+) Edward E.  Friloux  Commercial  Guaranty to St.  Martin Bank re:
          $100,090 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(d)(+)  Stephen F. Owens  Commercial  Guaranty  to St.  Martin Bank re:
          $100,090 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(e)(+)  Angela M. Raidl  Commercial  Guaranty  to St.  Martin  Bank re:
          $100,090 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(f)(+) St.  Martin Bank  $250,000  Promissory  Note Dated May 21, 1998.
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(g)(+) St. Martin Bank Business Loan  Agreement  Dated August 18, 1998.
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(h)(+) St.  Martin Bank  $172,725.73  Promissory  Note Dated August 18,
          1998. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(i)(+) Edward E.  Friloux  Commercial  Guaranty to St.  Martin Bank re:
          $172,725.73 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(j)(+)  Stephen F. Owens  Commercial  Guaranty  to St.  Martin Bank re:
          $172,725.73 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(k)(+)  Angela M. Raidl  Commercial  Guaranty  to St.  Martin  Bank re:
          $172,725.73 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(l)(+) St. Martin Bank  Commercial  Pledge  Agreement  re:  $172,725.72
          Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(m)(+)  St.  Martin  Bank  Pledge  of  Collateral   Mortgage  Note  re:
          $172,725.72 Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(n)(+) St. Martin Bank Agreement to Provide  Insurance re:  $172,725.72
          Promissory Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(o)(+) St. Martin Bank - Collateral Mortgage re: $172,725.72 Promissory
          Note. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.4(p)(+) St. Martin Bank - $54,059.29  Promissory  Note Dated February 4,
          1999. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.5(a)(+) Private  Capital,  Inc. - Purchase and Security  Agreement Dated
          April 17, 1997. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.5(b)(+) Private Capital,  Inc. - Angela M. Raidl  Continuing  Guaranty &
          Waiver. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.5(c)(+) Private  Capital,  Inc. - Stephen F. Owens and Edward E. Friloux
          Continuing Guaranty & Waiver. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.6(a)(+) Bank of Erath  $15,030  Promissory  Note  Dated  June 16,  1997.
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.6(b)(+) Bank of Erath Loan Extension  Agreement  Dated October 20, 1998.
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.7(+) American Fire  Retardant  Corp. - El Cajon,  California  Industrial
          Lease (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.8(a)(+)   Whitney  Bank  -  $74,400   Secured   Promissory   Note  Dated
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.8(b)(+)  Whitney  Bank - Collateral  Mortgage,  Security  Agreement  and
          Assignment of Leases and Rents (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.9(+)  American  Fire  Retardant  Corp.  - Standard  Lease for  Louisiana
          Corporate Apartment (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.10(+) Oil, Gas & Mineral Lease with Penwell Energy Inc. (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.11(a)(+)   Whitney   National   Bank  -   $42,888.46   Promissory   Note
          (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.11(b)(+) Whitney National Bank - Security Agreement (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.12(+) Presidio Capital  Consulting  Agreement  (Incorporated by from the
          Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.13(+) Warren Guidry Letter  Promissory  Note  (Incorporated  by from the
          Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.14(a)(+)  Agreement  with Richard  Rosenberg  (Incorporated  by from the
          Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.14(b)(+) Amendment to Agreement with Richard Rosenberg (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.14(c)(+) Richard Rosenberg - $43,134.39 Promissory Note (Incorporated by from the Registrant's Registration Statement on Form 10-SB filed June 4, 1999, Commission File No. 000-26261)

     10.15(++)  Investment  Banking  and  Consulting   Agreement  with  Capstone
          Partners LLC.

     10.16(++) March 7, 1999 $100,000 Promissory Note.

     10.17(+) August 25, 1999 Equipment Lease with Preferred Capital Corporation

     10.18(+) December 7, 1999 $100,000  Promissory  Note with Private  Capital,
          Inc.

     99.1(+) Consumer Product Safety  Commission's  Notice of Public Hearing and
          Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

     99.2(+) A copy of the Article "1998 Fire Loss in the United States" from the NFPA Journal, September/October 1999.

     99.3(+) See National Fire Data Center Statistics as posted on the NFDC website at "www.usfa.fema.goc/nfdc/statistics.htm"

     (+) Previously filed.
     (++) Attached hereto.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.



                                            AMERICAN FIRE RETARDANT CORP.
                                            A Nevada Corporation

Date: June 27, 2000                         /S/ Stephen F. Owens
                                            ------------------------------------
                                            By:  Stephen F. Owens
                                            Its: President and Director


Date: June 27, 2000                         /S/ Angela M. Raidl
                                            ------------------------------------
                                            By:  Angela M. Raidl
                                            Its: Vice President, Chief Financial
                                                 Officer, Secretary and Director