Form 10QSB
period 2000-03-31
AMERICAN FIRE RETARDANT CORP
filed 2000-06-29
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2000; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     On September 30, 1999 there were 2,349,647 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 21 pages, the Exhibit Index is located at page 18.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and changes in its financial position from inception through March 31, 2000, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                         Index to Financial Statements

                                                                          Page
Balance Sheets  .........................................................  3
Statements of Operations  ...............................................  5
Statements of Stockholders' Equity (deficit) ............................  6
Statements of Cash Flows ................................................  7
Notes to Financial Statements for Period ................................  8

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------
                                                      March 31,     December 31,
                                                        2000            1999
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $    -         $     3,408
   Undeposited funds                                      -               9,821
   Inventory                                             106,627        174,978
   Accounts receivable, net                              690,715        539,197
                                                     ------------   ------------

     Total Current Assets                                797,342        727,404
                                                     ------------   ------------

PROPERTY AND EQUIPMENT                                   235,344        240,180
                                                     ------------   ------------

OTHER ASSETS

   Restricted cash                                       239,537        173,981
   Intangible assets, net                                 38,250         42,500
   Deposits and other assets                              15,736         15,115
                                                     ------------   ------------

     Total Other Assets                                  293,523        231,596
                                                     ------------   ------------

     TOTAL ASSETS                                    $ 1,326,209    $ 1,199,180
                                                     ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      March 31,     December 31,
                                                        2000            1999
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                    $    14,157    $    -
   Accounts payable                                      239,818        238,238
   Accrued expenses                                      387,001        422,148
   Unearned revenue                                       29,963         96,986
   Shareholder loans                                     209,640        209,739
   Notes payable, current portion                         94,018        223,372
   Capital leases, current portion                         3,179          7,969
   Line of credit                                      1,046,083        755,064
   Subscribe stock issuance                                5,000         -
                                                     ------------   ------------

     Total Current Liabilities                         2,028,859      1,953,516
                                                     ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                         303,095        199,825
   Capital leases, long-term portion                      36,855         36,855
                                                     ------------   ------------

     Total Long-Term Liabilities                         339,950        236,680
                                                     ------------   ------------

     Total Liabilities                                 2,368,809      2,190,196
                                                     ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                            2,350          2,350
   Additional paid-in capital                            921,710        921,710
   Accumulated deficit                                (1,966,660)    (1,915,076)
                                                     ------------   ------------

     Total Stockholders' Equity (Deficit)              1,042,660       (991,016)
                                                     ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $ 1,326,209    $ 1,199,180
                                                     ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     For the Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
NET SALES                                            $   881,811    $   552,243

COST OF SALES                                            349,759        171,627
                                                     ------------   ------------

GROSS MARGIN                                             532,052        380,616
                                                     ------------   ------------

EXPENSES

   Selling, general and administrative                   180,566        181,074
   Payroll expense                                       162,344        119,473
   Outside services                                       -              59,441
   Travel and entertainment                               81,546         11,122
   Depreciation and amortization expense                  15,958         11,460
   Bad debt expense                                        7,303          5,463
                                                     ------------   ------------

     Total Expenses                                      447,717        388,033
                                                     ------------   ------------

INCOME (LOSS) FROM OPERATIONS                             84,335         (7,417)
                                                     ------------   ------------

OTHER EXPENSES

   Interest expense                                     (135,919)       (72,494)
                                                     ------------   ------------

     Total Other Expenses                               (135,919)       (72,494)
                                                     ------------   ------------

LOSS BEFORE INCOME TAXES                                 (51,584)       (79,911)

PROVISION FOR INCOME TAXES                                -              -
                                                     ------------   ------------

NET LOSS                                             $   (51,584)   $   (79,911)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.02)   $     (0.04)
                                                     ============   ============

BASIC WEIGHTED AVERAGE SHARES                          2,327,193      2,278,661
                                                     ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                             Common Stock             Additional       Stock
                                      ---------------------------      Paid-in      Subscription   Accumulated
                                       Shares           Amount         Capital       Receivable      Deficit
                                      ------------   ------------   -------------   ------------   ------------
Balance, December 31, 1997              2,017,953    $     2,018    $    730,369    $   (30,000)   $  (695,768)

Common stock issued for cash
 at $3.87 per share                         4,785              5          18,495         -              -

Receipt of stock subscription              -              -               -              30,000         -

Common stock issued for
 services and interest
 at $0.21 per share                       255,923            256          52,726         -              -

Contributed capital for
 services rendered                         -              -               70,500         -              -

Net loss for the year ended
 December 31, 1998                         -              -               -              -            (511,104)
                                      ------------   ------------   -------------   ------------   ------------

Balance, December 31, 1998              2,278,661          2,279         872,090         -          (1,206,872)

Common stock issued for
 debt conversion at $0.70
 per share                                 65,127             65          45,525         -              -

Common stock issued for
 services rendered at $0.70
 per share                                  5,859              6           4,095         -              -

Net loss for the year ended
 December 31, 1999                         -              -               -              -            (708,204)
                                      ------------   ------------   -------------   ------------   ------------

Balance, December 31, 1999              2,349,647          2,350         921,710         -          (1,915,076)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                               -              -               -              -             (51,584)
                                      ------------   ------------   -------------   ------------   ------------

Balance, March 31, 2000
 (unaudited)                            2,349,647    $     2,350    $   921,710     $    -         $(1,966,660)
                                      ============   ============   =============   ============   ============


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     For the Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $    (51,584)   $   (79,911)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
     Depreciation and amortization                                        15,958         18,008
     Bad debt expense                                                      4,630          5,463
     Stock issued for interest expense                                    -              11,178
   Change in assets and liabilities:
     (Increase) decrease in restricted cash                              (65,556)         -
     (Increase) decrease in undeposited funds                              9,820          -
     (Increase) decrease in accounts receivable                         (156,769)        11,834
     (Increase) decrease in inventory                                     68,351         16,246
     Increase (decrease) in accounts payable                               1,579         (5,198)
     Increased (decrease) in accrued expenses                            (35,146)        39,126
     Increase (decrease) in unearned revenue                             (67,023)        27,205
     Increase (decrease) in cash overdraft                                14,157          -
                                                                    -------------   ------------

       Net Cash Provided (Used) by Operating Activities                 (261,583)        43,951
                                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                (6,872)        (7,060)
                                                                    -------------   ------------

       Net Cash (Used) by Investing Activities                            (6,872)        (7,060)
                                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from subscribed stock                                          5,000          -
   Payments on notes payable - related                                        98          -
   Proceeds from lines of credit                                         291,019        (43,402)
   Payment on notes payable                                              (31,070)       (26,814)
                                                                    -------------   ------------

       Net Cash Provided (Used) by Financing Activities                  265,047        (70,216)
                                                                    -------------   ------------

NET INCREASE (DECREASE) IN CASH                                           (3,408)       (33,325)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             3,408         62,057
                                                                    -------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    -          $    28,732
                                                                    =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                          $    -          $    56,437
  Income taxes                                                      $    -          $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                                      $    -          $    34,411
  Common stock issued for interest                                  $    -          $    11,178

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

THREE MONTHS ENDED MARCH 31,2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                                     Percentage
                                     March 31           March 31      Increase
                                      2000              1999         (Decrease)
                                   ---------------------------------------------
Net Sales
     Chemicals                     $   99,071          $  131,316       (24.00%)
     Textiles                          99,684             222,666       (55.00%)
     FireStop/FireFilm                683,056             198,261        24.00%
                                   ---------------------------------------------
                                      881,811              552,243       59.00%

Cost of Goods
     Chemicals                         20,978               21,313       (1.50%)
     Textiles                          60,521               86,829      (30.00%)
     FireStop/FireFilm                354,046              145,068      144.00%
                                   ---------------------------------------------
                                      435,545              253,210       72.00%
Gross Profit
     Chemicals                         78,093              110,003      (29.00%)
     Textiles                          39,163              135,837      (71.00%)
     FireStop/FireFilm                329,010               53,193      518.00%
                                   ---------------------------------------------
                                      446,266              299,033       49.00%

SG&A                                  162,480              177,947       (8.60%)
Payroll                                96,769              102,488       (5.50%)
Outside Services                          -0-                  -0-
Travel & Entertainment                 79,421                9,092      773.00%
Depreciation & AmortiZation            15,958               11,460       39.00%
Bad Debt Expense                        7,303                5,463       33.00%
                                   ---------------------------------------------
                                      361,931              306,450       18.00%

Net Income (Loss) from Operations      84,335               (7,417)      (   0%)

Interest Expense                      135,919               72,494       87.50%
                                   ---------------------------------------------

Net Loss                           $  (51,584)         $   (79,911)     (35.50%)


Gross Profit
     Chemicals                          79%                  84%
     Textiles                           40%                  61%
     FireStop/FireFilm                  48%                  27%
     Combined                           51%                  54%

Percentage of Total Sales
     Chemicals                          11%                  24%
     Textiles                           12%                  40%
     FireStop/FireFilm                  77%                  36%

Percentage of Gross Profit
     Chemicals                          18%                  37%
     Textiles                            8%                  46%
     FireStop/FireFilm                  74%                  17%

RECONCILIATION OF FINANCIAL STATEMENTS
---------------------------------------


                                     March 31           March 31
                                      2000              1999
                                   ------------------------------
Cost of Goods Per Analysis         $  435,545          $  253,210
    Less:  Outside Services               -0-(1)           59,441(1)
           Construction Payroll        65,575(2)           16,985(2)
           Construction Travel          2,125(3)            2,030(3)
           Construction Lodging        18,086(4)            3,127(4)
                                   ------------------------------

Cost of Goods per Financials       $  349,759          $  171,627

SG&A per Analysis                  $  162,480          $  177,947
    Add:  Construction Lodging         18,086(4)            3,127(4)
                                   ------------------------------

SG&A per Financials:               $  180,566          $  181,074

Payroll per Analysis:              $   96,769          $  102,488
    Add:  Construction Payroll         65,575(2)           16,985(2)
                                   ------------------------------

Payroll per Financials:            $  162,344          $  119,473

Outside Services per Analysis:     $      -0-          $      -0-
    Add:  Outside Services                -0-(1)           59,441(1)
                                   ------------------------------

Outside Services per Financials:   $      -0-          $   59,441

Travel per Analysis:               $   79,421          $    9,092
    Add:  Construction Travel           2,124(3)            2,030(3)
                                   ------------------------------

Travel per Financials:             $   81,546          $   11,122

     (1) Outside Services represents workers hired specifically for performing one particular construction job. For first quarter 2000, outside services is properly included in cost of goods per the financial statements

     (2) Construction Payroll represents those people who are employed by the Company full time, but who work only on detailed construction projects at the job-site.

     (3) Construction Travel represents the cost of getting a crew of workers to the job-site.

     (4) Construction Lodging represents the cost of housing a crew of workers while they are at the job-site.

     ANALYSIS
     --------

     The Company sustained net losses of $51,584 and $79,911 for the three months ended March 31, 1999 and March 31, 2000 respectively. This represents a decrease in net loss of $28,327 or 35.5%. This decrease is due to the following:

     (1)  Overall net sales increase of $59.6%.

     (2) Selling,General and Adminstrative expenses decreased by 8.6%. The Company is committed to lowering SG&A and beginning January 2000, the Company began an even more concerted effort to reduce overall SG&A than that seen in 1999. The Company has further plans to consolidate redundant facilities and personnel during the year 2000. This 8.6% decrease indicates that the policy is being enacted.

     (3) There were no expenses during this quarter relating to the filing of Form 10-sb. Only those expenses for the filing of Forms 10-K and 10Q have been incurred.

     (4) The Company has still incurred excessive travel expense during the first quarter of 2000. Management has incurred travel expense of approximately $68,600 for the purpose of placing bids on large construction projects and meeting with potential capital investors.. Management believes that the final large travel expenses will be incurred during the second quarter of 2000 and the final half of the fiscal year will show substantial decreases in this area.

     As a result of these four factors, the first quarter of 2000 produced income from operations of $84,335 and with regular deduction for interest expense, the overall quarter would have shown a net profit of $49,423. However, regular interest expense of $49,423 is increased by $86,496 to $135,919 due to the penalties incurred from the factors for deadlines not met by percentage of completion billing and collection procedures. The Company was able to obtain approximately $150,000 of the $650,000 needed to sustain operations during the year 2000, but had to do so by qualifying for a larger line of credit with the factors. Thus the source of capital aid is tied to a billing and funding situation that incurs the excessive interest charges noted in the MD&A for fiscal 1999 vs. 1998.

     During the first quarter of 2000, Chemical, Textiles, and FireStop/FireFilm accounted for $99,071 (11%), $99,684 (12%), and $683,056 (77%) respectively of total net sales of $881,811. The shift in product mix noted in detail in the Company's 1999 Form 10-K began subsequent to the first quarter 1999. As a result, there are dramatic shifts from the Textile Processing net sales of $222,666 or 40% of total sales and the FiresStop/FireFilm net sales of $198,261 or 36% of total net sales for the quarter ended March 31, 1999.

     In addition, FireStop/FireFilm accounts for 74% of the percentage of gross profit for the quarter ended March 31, 2000. However, as noted above, the Company is still incurring substantial interest rates because it is now factoring virtually all of its receivables. The only cure for this problem is a capital investment of approximately $500,000 over the next nine months, and $700,000 over the next twelve months. At this time, although the Company is exploring several avenues of financing, no one answer to this problem has been found.


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

     Delinquent Payroll Taxes
     ------------------------

     The Company owes the Internal Revenue Service $359,300 including interest for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 through the 4th quarter of 1998. The total delinquent payroll tax liabilities are $166,472 attributed to AFRC Florida and $192,828 attributed to AFRC Louisiana. The Company has retained the tax counsel of Royston & Hebert in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and the Company has submitted an Offer in Compromise work-out agreement to obtain a substantial reduction of the outstanding payroll tax balance due. The Company owes the IRS $45,882.92, including interest and penalties for the 1st quarter 2000.

     With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 2.  Changes in Securities.
         ---------------------

     Not required.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     None.

Item 5.  Other Information.
         -----------------

     None.

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

     3.2(+) Restated By-laws of American Fire Retardant Corp.

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

     3.6(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Colorado.

     3.7(+)  Qualification  of  American  Fire  Retardant  Corp.,  as a  Foreign
          Corporation in the State of Mississippi.

     10.1(a)(+) Letter of Intent  Between  American Fire  Retardant  Corp.,  and
          Fabritek Industries, LLC.

     10.1(b)(+)  Amendment to Letter of Intent  Between  American Fire Retardant
          Corp., and Fabritek Industries, LLC.

     10.2(+) Royalty Agreement between American Fire Retardant Corp., and Norman
          O. Houser.

     10.3(+) Sale,  Assignment and Assumption  Agreement  between  American Fire
          Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.

     10.4(a)(+)  Merchant  Service  Agreement  between  American Fire  Retardant
          Corp., and St. Martin Bank.

     10.4(b)(+) St. Martin Bank $100,090 Promissory Note Dated March 11, 1997.

     10.4(c)(+) Edward E.  Friloux  Commercial  Guaranty to St.  Martin Bank re:
          $100,090 Promissory Note.

     10.4(d)(+)  Stephen F. Owens  Commercial  Guaranty  to St.  Martin Bank re:
          $100,090 Promissory Note.

     10.4(e)(+)  Angela M. Raidl  Commercial  Guaranty  to St.  Martin  Bank re:
          $100,090 Promissory Note.

     10.4(f)(+) St. Martin Bank $250,000 Promissory Note Dated May 21, 1998.

     10.4(g)(+) St. Martin Bank Business Loan Agreement Dated August 18, 1998.

     10.4(h)(+) St.  Martin Bank  $172,725.73  Promissory  Note Dated August 18,
          1998.

     10.4(i)(+) Edward E.  Friloux  Commercial  Guaranty to St.  Martin Bank re:
          $172,725.73 Promissory Note.

     10.4(j)(+)  Stephen F. Owens  Commercial  Guaranty  to St.  Martin Bank re:
          $172,725.73 Promissory Note.

     10.4(k)(+)  Angela M. Raidl  Commercial  Guaranty  to St.  Martin  Bank re:
          $172,725.73 Promissory Note.

     10.4(l)(+) St. Martin Bank  Commercial  Pledge  Agreement  re:  $172,725.72
          Promissory Note.

     10.4(m)(+)  St.  Martin  Bank  Pledge  of  Collateral   Mortgage  Note  re:
          $172,725.72 Promissory Note.

     10.4(n)(+) St. Martin Bank Agreement to Provide  Insurance re:  $172,725.72
          Promissory Note.

     10.4(o)(+) St. Martin Bank - Collateral Mortgage re: $172,725.72 Promissory
          Note.

     10.4(p)(+) St. Martin Bank - $54,059.29  Promissory  Note Dated February 4,
          1999.

     10.5(a)(+) Private  Capital,  Inc. - Purchase and Security  Agreement Dated
          April 17, 1997.

     10.5(b)(+) Private Capital,  Inc. - Angela M. Raidl  Continuing  Guaranty &
          Waiver.

     10.5(c)(+) Private  Capital,  Inc. - Stephen F. Owens and Edward E. Friloux
          Continuing Guaranty & Waiver.

     10.6(a)(+) Bank of Erath $15,030 Promissory Note Dated June 16, 1997.

     10.6(b)(+) Bank of Erath Loan Extension Agreement Dated October 20, 1998.

     10.7(+) American Fire  Retardant  Corp. - El Cajon,  California  Industrial
          Lease

     10.8(a)(+) Whitney Bank - $74,400 Secured Promissory Note Dated

     10.8(b)(+)  Whitney  Bank - Collateral  Mortgage,  Security  Agreement  and
          Assignment of Leases and Rents

     10.9(+)  American  Fire  Retardant  Corp.  - Standard  Lease for  Louisiana
          Corporate Apartment

     10.10(+) Oil, Gas & Mineral Lease with Penwell Energy Inc.

     10.11(a)(+) Whitney National Bank - $42,888.46 Promissory Note

     10.11(b)(+) Whitney National Bank - Security Agreement


     10.12(+) Presidio Capital Consulting Agreement

     10.13(+) Warren Guidry Letter Promissory Note

     10.14(a)(+) Agreement with Richard Rosenberg

     10.14(b)(+) Amendment to Agreement with Richard Rosenberg

     10.14(c)(+) Richard Rosenberg - $43,134.39 Promissory Note

     10.15(+)  Investment  Banking  and  Consulting   Agreement  with  Capstone
          Partners LLC.

     10.16(+)  March 7, 1999 $100,000 Promissory Note.

     10.17(+) August 25, 1999 Equipment Lease with Preferred Capital Corporation

     10.18(+) December 7, 1999 $100,000  Promissory  Note with Private  Capital,
          Inc.

     99.1 (+) Consumer Product Safety Commission's Notice of Public Hearing and Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

     99.2 (+) A copy of the Article "1998 Fire Loss in the United States" from the NFPA Journal, September/October 1999.

     99.3 (+) See National Fire Data Center Statistics as posted on the NFDC website at "www.usfa.fema.goc/nfdc/statistics.htm"

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: June 27, 2000                               /S/ Stephen F. Owens
                                                  ------------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: June 27, 2000                               /S/ Angela M. Raidl
                                                  ------------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                       Chief Financial Officer
                                                       Secretary and Director