Form 10QSB/A
period 1999-06-30
AMERICAN FIRE RETARDANT CORP
filed 2000-10-30
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-3

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

     This Form 10-QSB has 23 pages, the Exhibit Index is located at page 19.

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                 June 30,           December 31,
                                                   1999                 1998
                                               -----------          ------------
                                               (Unaudited)
CURRENT ASSETS
   Cash                                         $   -               $     -
   Inventory                                      123,251               140,495
   Accounts receivable, net                       401,261               472,302
                                                ----------          ------------

     Total Current Assets                         524,512               612,797
                                                ----------          ------------

PROPERTY AND EQUIPMENT                            189,306               196,603
                                                ----------          ------------

OTHER ASSETS

   Restricted cash                                 42,359                71,519
   Intangible assets, net                          53,200                72,500
   Deposits and other assets                       16,372                16,372
                                                ----------          ------------

     Total Other Assets                           111,931               160,391
                                                ----------          ------------

     TOTAL ASSETS                               $ 825,749           $   969,791
                                                ==========          ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                              June 30      December 31,
                                                               1999           1998
                                                            ------------   ------------
                                                            (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                           $    23,110    $     9,462
   Accounts payable                                              88,769         65,887
   Accrued expenses                                             258,324        229,321
   Unearned revenue                                              42,690         42,690
   Shareholder loans                                            201,663        215,700
   Notes payable, current portion                               254,026        225,697
   Line of credit                                               378,637        418,869
                                                            ------------   ------------

     Total Current Liabilities                                1,247,219      1,207,626
                                                            ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                                 82,976         94,668
                                                            ------------   ------------

     Total Liabilities                                        1,330,195      1,302,294
                                                            ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,343,788 and 2,278,661
    shares issued and outstanding, respectively                   2,345          2,280
   Additional paid-in capital                                   956,804        911,279
   Accumulated deficit                                       (1,463,595)    (1,246,062)
                                                            ------------   ------------

     Total Stockholders' Equity (Deficit)                      (504,446)      (332,503)
                                                            ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                      $   825,749    $   969,791
                                                            ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     For the                       For the
                                                                  Six Months Ended            Three Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------   ---------------------------
                                                                1999          1998            1999           1998
                                                            ------------   ------------   ------------   ------------
NET SALES                                                   $ 1,021,544    $   849,514    $   469,301    $   444,071

COST OF SALES                                                   475,295        600,394        224,282        348,559
                                                            ------------   ------------   ------------   ------------

GROSS MARGIN                                                    546,249        249,120        245,019         95,512
                                                            ------------   ------------   ------------   ------------

EXPENSES

   Selling, general and administrative                          589,726        500,401        286,823        234,022
   Depreciation and amortization expense                         18,746          4,861          7,286          3,480
   Bad debt expense                                              10,859         12,458          5,396          3,881
                                                            ------------   ------------   ------------   ------------

     Total Expenses                                             619,331        517,720        299,505        241,383
                                                            ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                                   (73,082)      (268,600)       (54,486)      (145,871)
                                                            ------------   ------------   ------------   ------------

OTHER EXPENSES

   Interest expense                                            (144,451)       (82,106)       (83,135)       (46,852)
                                                            ------------   ------------   ------------   ------------

     Total Other Expenses                                      (144,451)       (82,106)       (83,135)       (46,852)
                                                            ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                                       (217,533)      (350,706)      (137,621)      (192,723)

PROVISION FOR INCOME TAXES                                       -              -              -              -
                                                            ------------   ------------   ------------   ------------

NET LOSS                                                    $  (217,533)   $  (350,706)   $  (137,621)   $  (192,723)
                                                            ============   ============   ============   ============

BASIC LOSS PER SHARE                                        $    (0.19)    $     (0.33)   $     (0.26)   $     (0.37)
                                                            ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                                 1,155,613      1,051,030        577,806        525,515
                                                            ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                    Common Stock           Additional       Stock
                                                            ---------------------------     Paid-in      Subscription   Accumulated
                                                              Shares          Amount        Capital       Receivable      Deficit
                                                            ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                                    2,018,333    $     2,019    $   732,966    $   (30,000)   $  (698,367)

January 10, 1998: common stock
 issued for cash at $4.20 per share                                 833              1          3,498         -              -

March 2, 1998: common stock
 issued for cash at $4.20 per share                               1,905              2          7,999         -              -

May 14, 1998: common stock
 issued for cash at $4.20 per share                               1,667              2          6,999         -              -

Receipt of stock subscription                                    -              -              -              30,000         -

December 20, 1998: common
 stock issued for consulting
 services valued at $0.35 per
 share                                                          209,090            209         72,972         -              -

December 20, 1998: common
 stock issued for interest expense
 valued at $0.35 per share                                       46,833             47         16,345         -              -

Contribution of capital by
 shareholder for services
 rendered                                                        -              -              70,500         -              -

Net loss for the year ended
 December 31, 1998                                               -              -              -              -            (547,695)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                                    2,278,661          2,280        911,279         -          (1,246,062)

March 31, 1999: common
 stock issued for reduction of
 related party note payable
 and interest valued at $0.70
 per share (unaudited)                                           65,127             65         45,525         -              -

Net loss for the six months
 ended June 30, 1999
 (unaudited)                                                     -              -              -              -            (217,533)
                                                            ------------   ------------   ------------   ------------   ------------

Balance, June 30, 1999
 (unaudited)                                                  2,343,788    $     2,345    $   956,804    $    -         $(1,463,595)
                                                            ============   ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the                        For the
                                                                 Six Months Ended             Three Months Ended
                                                                    June 30,                        June 30,
                                                            ---------------------------------------------------------
                                                               1999           1998            1999           1998
                                                            ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                                  $  (217,533)   $  (350,706)   $  (137,621)  $  (192,723)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense                     11,179         30,961         -              30,961
    Depreciation and amortization                                36,016          6,496         18,008          3,248
    Bad debt expense                                             10,859         12,548          5,396          3,971
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable                   60,181          2,370         48,349         63,311
    (Increase) decrease in deposits                              -              (6,683)        -              -
    (Increase) decrease in inventory                             17,244        (14,500)           998           (539)
    (Increase) decrease in prepaid expenses
      and intangibles                                            -               5,225         -               5,225
   (Increase) decrease in restricted cash                        29,160        (23,029)       (19,018)        11,928
   Increase (decrease) in cash over draft                        13,648         -              23,110         -
    Increase (decrease) in accounts payable                      22,882            303         28,080        (13,278)
    Increase (decrease) in accrued expenses                      29,005         76,090        (10,123)        25,544
    Increase (decrease) in unearned revenue                      -              -             (27,205)        (4,400)
                                                            ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Operating Activities                                       12,641       (260,925)       (70,026)       (66,752)
                                                            ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                                       (9,420)       (12,290)        (2,360)        -
                                                            ------------   ------------   ------------   ------------

       Net Cash (Used) by Investing Activities                   (9,420)       (12,290)        (2,360)        -
                                                            ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                          -              45,500         -              45,500
  Payments on notes payable - related                           (12,472)       (33,000)       (12,472)       (33,000)
  Proceeds from sale of common stock                             -              48,500         -               7,000
  Proceeds from notes payable                                   105,000         75,500        105,000         50,100
  Proceeds from lines of credit                                  -             233,592          3,170         50,228
  Paydown on line of credit                                     (40,232)        -              -              -
  Payment on notes payable                                      (55,517)       (96,877)       (28,703)       (53,076)
                                                            ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Financing Activities                                  $    (3,221)   $   273,215    $    66,995    $    66,752
                                                            ------------   ------------   ------------   ------------

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
                                                            ============   ============   ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                                  $   115,693    $    51,145    $    59,256    $    15,891
  Income taxes                                              $    -         $    -         $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion
   of note payable                                          $    45,590    $    30,961    $    -         $    30,961


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

NOTE 2 -      COMMITMENTS AND CONTINGENCIES

              Leases
              ------

              The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. The Company has leased an apartment in Louisiana which calls for monthly payments of $925 per month and expires on April 30, 1999. Future minimum lease payments are as follows:

                                                               Amount
                                                            ------------

                     1999                                   $     38,320
                     2000                                         49,860
                     2001                                         49,860
                     2002                                         24,930
                                                            ------------

                               Total                        $    162,970
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

NOTE 5 -      STOCK ISSUANCE

              On March 31, 1999, the Company issued 65,127 shares of common stock valued at $0.70 per share for reduction in a related party note payable and interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     June 30, 1999 and December 31, 1998
     -----------------------------------

     Changes in Financial Condition
     ------------------------------

     The balance of current assets at June 30, 1999 was $524,512 compared to a balance of $612,797 at December 31, 1998. The balances of current liabilities were $1,247,219 and $1,207,626 for the same periods respectively. The resulting current ratio at June 30, 1999 is .4:1. The current ratio at December 31, 1998 was .5:1.

     The decrease of current assets at June 30, 1999 over December 31, 1998 is due primarily to the decrease of accounts receivable from $472,302 to $401,261 a decrease of $71,041 or 15%.

     The decrease of current assets at June 30, 1999 also included a decrease in inventory from $140,495 at December 31, 1998 to $123,251 at June 30, 1999, a decrease of $17,244 or 12%.

     The balance of current liabilities at June 30, 1999 is $1,247,219 and at December 31, 1998 is $1,207,626. The increase of $39,593 or 3% is due primarily to the increase in accrued expenses.

     Other assets decreased $48,460 or 30% from $160,391 at December 31, 1998 to $111,931 at June 30, 1999. The decrease is due primarily to the amortization of intangible assets.

     At June 30, 1999 the Company had insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the six months ended June 30, 1999 and June 30, 1998
     --------------------------------------------------------

     Sales for the six months ended June 30, 1999 were $1,021,544 compared to $849,514 for the same period in 1998, resulting in an increase of $172,030 or 20%. Cost of goods sold for the six months ended June 30, 1999 was $475,295 or 47% of sales, compared to $600,394 or 71% of sales, for 1998. Gross margin was $546,249 or 53% of sales and $249,120 or 29% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the six months ended June 30, 1999 includes depreciation of $18,746. Selling, general and administrative expenses were $589,726 or 58% of sales, for the six months ended June 30, 1999 and $500,401 of 59% of sales for the same period in 1998, resulting in an increase of $89,325 or 18%. The increase is due to primarily to the increase in sales.

     For the three months ended June 30, 1999 and June 30, 1998
     --------------------------------------------------------

     Sales for the three months ended June 30, 1999 were $469,301 compared to $444,071 for the same period in 1998, resulting in an increase of $25,230 or 6%. Cost of goods sold for the three months ended June 30, 1999 was $224,282 or 48% of sales, compared to $348,559 or 78% of sales, for 1998. Gross margin was $245,019 or 52% of sales and $95,512 or 22% of sales from the periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended June 30, 1999 includes depreciation of $7,286. Selling, general and administrative expenses were $298,001 or 63% of sales, for the three ended June 30, 1999 and $234,022 of 53% of sales for the same period in 1998.

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

                                        AMERICAN FIRE RETARDANT CORP.
                                        A Nevada Corporation


Date: October 25,  2000                 /S/ Stephen F. Owens
                                        ---------------------------------------
                                        By:  Stephen F. Owens
                                        Its: President


Date: October 25, 2000                  /S/ Angela M. Raidl
                                        ---------------------------------------
                                        By:  Angela M. Raidl
                                        Its: Vice President, Chief Financial
                                             Officer, Secretary