Form 10QSB/A
period 1999-09-30
AMERICAN FIRE RETARDANT CORP
filed 2000-10-30
CIK 1049234

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

     This Form 10-QSB has 23 pages, the Exhibit Index is located at page 20.

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

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                            September 30,          December 31,
                                                1999                  1998
                                          ----------------     -----------------
                                           (Unaudited)
CURRENT ASSETS
   Cash                                   $          -         $          -
   Inventory                                      211,371               140,495
   Accounts receivable, net                       840,056               472,302
   Prepaid expenses                                10,000                -
                                         -----------------     -----------------

     Total Current Assets                       1,061,427               612,797
                                         -----------------     -----------------

PROPERTY AND EQUIPMENT                            247,166               196,603
                                         -----------------     -----------------

OTHER ASSETS

   Restricted cash                                138,649                71,519
   Intangible assets, net                          46,750                72,500
   Deposits and other assets                       28,194                16,372
                                         -----------------     -----------------

     Total Other Assets                           213,593               160,391
                                         -----------------     -----------------

     TOTAL ASSETS                        $      1,522,186      $        969,791
                                         =================     =================

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               September 30,        December 31,
                                                   1999                 1998
                                                -----------          ----------
                                                (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                               $   43,716           $    9,462
   Accounts payable                                336,748               65,887
   Accrued expenses                                327,041              229,321
   Unearned revenue                                 87,690               42,690
   Shareholder loans                               203,714              215,700
   Notes payable, current portion                  291,696              225,697
   Line of credit                                  646,460              418,869
                                                -----------          ----------

     Total Current Liabilities                   1,937,065            1,207,626
                                                -----------          ----------

LONG-TERM LIABILITIES

   Notes payable                                   100,000               94,668
                                                -----------          ----------

     Total Liabilities                           2,037,065            1,302,294
                                                -----------          ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, 0.001 par value;  25,000,000
    shares authorized, 2,349,647 and 2,278,661
    shares issued and outstanding, respectively      2,351                2,280
   Additional paid-in capital                      960,899              911,279
   Accumulated deficit                          (1,478,129)          (1,246,062)
                                                -----------          ----------

     Total Stockholders' Equity (Deficit)         (514,879)            (332,503)
                                                -----------          ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $1,522,186           $  969,791
                                                ===========          ==========

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            For the                       For the
                                                       Nine Months Ended             Three Months Ended
                                                         September 30,                  September 30,
                                                  ---------------------------   ---------------------------
                                                     1999           1998           1999            1998
                                                  ------------   ------------   ------------   ------------
NET SALES                                         $ 1,914,924    $ 1,301,496    $   893,380    $   451,982

COST OF SALES                                         912,571        933,430        437,276        333,036
                                                  ------------   ------------   ------------   ------------

GROSS MARGIN                                        1,002,353        368,066        456,104        118,946
                                                  ------------   ------------   ------------   ------------

EXPENSES

   Selling, general and administrative                941,391        592,598        351,665         92,197
   Depreciation and amortization expense               27,300         14,769          8,554          9,908
   Bad debt expense                                     7,711         20,995         (3,148)         8,537
                                                  ------------   ------------   ------------   ------------

     Total Expenses                                   976,402        628,362        357,071        110,642
                                                  ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                          25,951       (260,296)        99,033          8,304
                                                  ------------   ------------   ------------   ------------

OTHER EXPENSES

   Interest expense                                  (258,018)      (113,029)      (113,567)       (30,923)
                                                  ------------   ------------   ------------   ------------

     Total Other Expenses                            (258,018)      (113,029)      (113,567)       (30,923)
                                                  ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                             (232,067)      (373,325)       (14,534)       (22,619)

PROVISION FOR INCOME TAXES                             -              -              -              -
                                                  ------------   ------------   ------------   ------------

NET LOSS                                          $  (232,067)   $  (373,325)   $   (14,534)   $   (22,619)
                                                  ============   ============   ============   ============

BASIC LOSS PER SHARE                              $     (0.10)   $     (0.18)   $     (0.01)   $     (0.01)
                                                  ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                       2,322,556      2,021,010      2,343,788      2,022,738
                                                  ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                          Common Stock           Additional       Stock
                                                  ---------------------------     Paid-in      Subscription   Accumulated
                                                     Shares         Amount        Capital       Receivable      Deficit
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                          2,018,333    $     2,019    $   732,966    $   (30,000)   $  (698,367)

January 10, 1998: common stock
 issued for cash at $4.20 per share                       833              1          3,498         -              -

March 2, 1998: common stock
 issued for cash at $4.20 per share                     1,905              2          7,999         -              -

May 14, 1998: common stock
 issued for cash at $4.20 per share                     1,667              2          6,999         -              -

Receipt of stock subscription                          -              -              -              30,000         -

December 20, 1998: common
 stock issued for consulting
 services valued at $0.35 per
 share                                                209,090            209         72,972         -              -

December 20, 1998: common
 stock issued for interest expense
 valued at $0.35 per share                             46,833             47         16,345         -              -

Contribution of capital by
 shareholder for services
 rendered                                              -              -              70,500         -              -

Net loss for the year ended
 December 31, 1998                                     -              -              -              -            (547,695)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                          2,278,661          2,280        911,279         -          (1,246,062)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share
 (unaudited)                                           65,127             65         45,525         -              -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share (unaudited)                                      5,859              6          4,095         -              -

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                                           -               -            -               -            (232,067)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1999
 (unaudited)                                        2,349,647    $     2,351    $   960,899    $    -         $(1,478,129)
                                                  ============   ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the                        For the
                                                       Nine Months Ended             Three Months Ended
                                                         September 30,                  September 30,
                                                  ---------------------------------------------------------
                                                     1999            1998           1999           1998
                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net (loss)                                      $  (232,067)   $  (373,325)   $   (14,534)   $   (22,619)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for services and
      interest expense                                 15,280         48,586          4,101         17,625
    Depreciation and amortization                      54,600         25,408         18,584         18,912
    Bad debt expenses                                   7,711         20,995         (3,148)         8,537
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable       (375,465)       (32,947)      (435,647)       (35,407)
    (Increase) decrease in deposits                    -              (6,683)        -              -
    (Increase) decrease in inventory                  (70,876)       (45,814)       (88,120)       (31,314)
    (Increase) decrease in prepaid expenses
      and intangibles                                 (10,000)        (8,281)       (10,000)       (13,506)
    (Increase) decrease in notes receivable           (11,822)        -             (11,822)        -
   (Increase) decrease in restricted cash             (67,130)        -             (96,290)        22,441
   Increase (decrease) in cash overdraft               34,254           (588)        20,606         -
    Increase (decrease) in accounts payable           270,861        (14,904)       247,979        (15,207)
    Increase (decrease) in accrued expenses            97,720        114,456         68,717         38,366
    Increase (decrease) in unearned revenue            45,000          3,170         45,000          3,170
                                                  ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Operating Activities                           (241,934)      (269,927)      (254,574)        (9,002)
                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                            (79,413)       (12,290)       (69,994)        -
                                                  ------------   ------------   ------------   ------------

       Net Cash (Used) by Investing Activities        (79,413)       (12,290)       (69,994)        -
                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                48,000         90,500         10,000         45,000
  Payments on notes payable - related                 (25,575)       (56,150)        (7,949)       (23,150)
  Proceeds from sale of common stock                   -              48,500         -              -
  Proceeds from notes payable                         157,500        160,500         85,000         85,000
  Payment on notes payable                            (86,169)      (108,468)       (30,306)       (11,591)
  Proceeds from lines of credit                       227,591        233,592        267,823          -
  Paydown on line of credit                            -             (86,257)        -             (86,257)
                                                  ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Financing Activities                        $   321,347    $   282,217    $   324,568    $     9,002
                                                  ------------   ------------   ------------   ------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                            For the                       For the
                                                        Nine Months Ended            Three Months Ended
                                                          September 30,                 September 30,
                                                  ---------------------------   ---------------------------
                                                     1999           1998            1999           1998
                                                  ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                   $    -         $    -         $    -         $    -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  -              -              -              -
                                                  ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $    -         $    -         $    -         $    -
                                                  ============   ============   ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                        $   174,038    $   103,665    $    58,345    $    52,520
  Income taxes                                    $    -         $    -         $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                    $    34,411    $    -         $    -         $    -
  Common stock issued for interest and
   services                                       $    15,280    $    48,586    $     4,101    $    17,625

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

NOTE 2 -      COMMITMENTS AND CONTINGENCIES

              Leases
              ------

              The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments are as follows:

                                                               Amount
                                                           ---------------

                 1999                                      $       42,460
                 2000                                              49,860
                 2001                                              49,860
                 2002                                              24,930
                                                           ---------------

                     Total                                 $      167,110
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

NOTE 5 -      STOCK ISSUANCE

              On March 31, 1999, the Company issued 49,159 shares of common stock for the conversion of $34,411 of debt and 15,968 shares of common stock for interest expense of $11,179 to a related party.

              On September 22, 1999, the Company issued 5,859 shares of common stock valued at $0.70 per share for consulting services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     September 30, 1999 and December 31, 1998
     ----------------------------------------

     Changes in Financial Condition
     ------------------------------

     The balance of current assets at September 30, 1999 was $1,061,427 compared to a balance of $612,797 at December 31, 1998. The balances of current liabilities were $1,937,065 and $1,207,626 for the same periods respectively. The resulting current ratio at September 30, 1999 is .6:1. The current ratio at December 31, 1998 was .5:1.

     The increase of current assets at September 30, 1999 over December 31, 1998 is due primarily to the increase of accounts receivable from $472,302 to $840,056 an increase of $367,754 or 78%.

     The increase in current assets at September 30, 1999 also included an increase in inventory from $140,495 at December 31, 1998 to $211,371 at September 30, 1999, an increase of $70,876 or 50%.

     The balance of current liabilities at September 30, 1999 is $1,937,065 and at December 31, 1998 is $1,207,626. The increase of $729,439 or 60% due primarily to the increase in accounts payable and accrued expenses.

     Current liabilities also increased for borrowings on the line of credit. The line of credit increased by $227,591 or 54% from $418,869 to $646,460.

     Other assets decreased $53,202 or 33% from $160,391 at December 31, 1998 to $213,593 at September 30, 1999. The decrease is due primarily to the addition of $67,130 of restricted cash due to its borrowings on its line of credit.

     At September 30, 1999 the Company had insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the nine months ended September 30, 1999 and September 30, 1998
     -------------------------------------------------------------------

     Sales for the nine months ended September 30, 1999 were $1,914,924 compared to $1,301,496 for the same period in 1998, resulting in an increase of $613,428 or 47%. Cost of goods sold for the nine months ended September 30, 1999 was $912,571 or 48% of sales, compared to $933,430 or 72% of sales, for 1998. Gross margin was $1,002,353 or 52% of sales and $368,066 or 289% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 1999 includes depreciation of $27,300. Selling, general and administrative expenses were $941,391 or 49% of sales, for the nine months ended September 30, 1999 and $592,598 or 46% of sales for the same period in 1998, resulting in an increase of $348,793 or 59%. The increase is due to primarily to the increase in sales.

     For the three months ended September 30, 1999 and September 30, 1998
     --------------------------------------------------------------------

     Sales for the three months ended September 30, 1999 were $893,380 compared to $451,892 for the same period in 1998, resulting in an increase of $441,398 or 98%. Cost of goods sold for the three months ended September 30, 1999 was $437,276 or 49% of sales, compared to $333,036 or 74% of sales, for 1998. Gross margin was $456,104 or 51% of sales and $118,946 or 26% of sales from the periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 1999 includes depreciation of $8,554. Selling, general and administrative expenses were $351,665 or 39% of sales, for the three ended September 30, 1999 and $92,197 of 20% of sales for the same period in 1998.

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