Form 10KSB/A
period 1999-12-31
AMERICAN FIRE RETARDANT CORP
filed 2000-10-30
CIK 1049234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------

     The Company sustained net losses of $708,204 and $547,695 for the fiscal years ending December 31, 1999 and December 31, 1998 respectively, for an increase of $160,509 or 29%. As discussed in detail below, this loss was attributable mainly to (1) increased legal and accounting fees incurred in connection with the Company's Public Filing, (2) increased interest expense incurred because progress billings on construction projects did not meet factoring payment schedules and thus the Company was liable for large penalties from the factor, and (3) increased travel expenses incurred in connection with both the on-site running of construction jobs and the need of the Company's principals to raise outside capital for continued operations of the business.

     Selling, general and administrative expenses, and bad debt expense has increased in line with the increased sales for fiscal 1999; however, included in SG&A for 1999 are legal and accounting fees specifically attributable to the preparation of the Company's Form 10-SB. These fees amounted to $215,685 in 1999. Throughout 1999 management has made a concerted effort to reduce SG&A. The decreases in SG&A accounts that are directly related to the everyday running of the business have been offset by the legal and accounting fees attributable to the public offering. Management does not feel that these large costs will continue in 2000. Depreciation and amortization expense has risen due to the purchase of equipment needed for increased construction work. There are no significant fluctuations in the depreciation and amortization accounts that warrant any further discussion here. Changes in Payroll expense, Outside services, Travel and Entertainment, and Interest expense will be discussed below.

     OPERATIONAL RESULTS
     -------------------

     The following schedule compares the changes in major components of sales, costs of sales, gross margin and expenses between 1999 and 1998.

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                            Percentage
                                                             Increase
                                  1999          1998        (Decrease)
                              ------------   -----------    -----------
Net Sales
     Chemicals                $  458,201     $  363,376          26.00%
     Textiles                    343,813        301,088          14.20%
     FireStop/FireFilm         1,650,892      1,395,432          18.30%
                              ------------   -----------    -----------
                               2,452,906      2,059,896          19.00%

Cost of Goods
     Chemicals                   100,457         85,881          17.00%
     Textiles                    176,432        119,927          47.00%
     FireStop/FireFilm         1,056,938      1,057,327          (3.00%)
                              ------------   -----------    -----------
                               1,333,827      1,263,135           5.60%

Gross Margin
     Chemicals                   357,744        277,495          28.90%
     Textiles                    167,381        181,161           7.60%
     FireStop/FireFilm           593,954        338,105          75.60%
                              ------------   -----------    -----------
                               1,119,079        796,761          40.50%

SG&A                             690,898        625,586          10.00%
Payroll                          380,383        328,204          16.00%
Travel & Entertainment           189,038         78,537         140.00%
Depreciation & AmortiZation       68,592         39,286          74.60%
Bad Debt Expense                  22,042         17,370          26.90%
                              ------------   -----------    -----------
                               1,350,953      1,088,983          24.00%

Net Loss from Operations        (231,874)      (292,222)        (21.00%)

Interest Expense                 476,330        255,473          86.50%
                              ------------   -----------    -----------

Net Loss                       $(708,204)     $(547,695)         29.00%

Gross Profit
     Chemicals                       78%            85%
     Textiles                        49%            60%
     FireStop/FireFilm               36%            24%
     Combined                        46%            39%

Percentage of Total Sales
     Chemicals                       19%            18%
     Textiles                        14%            14%
     FireStop/FireFilm               67%            68%

Percentage of Gross Profit
     Chemicals                       33%            35%
     Textiles                        14%            23%
     FireStop/FireFilm               53%            42%

     In 1998 the Company issued 5,859 shares to a consultant. The shares were valued at $0.70 per share which is the price at which the Company issued other shares in 1998. The consultant performed legal and investment banking services for the Company.

     The  Company's  sales of  chemicals,  textiles  and  firestop  / fire  film products increased in 1999 over 1998. The sales increased because of the Company's increased market and name recognition by potential customers. Sales also increased due to the Company's expanded marketing efforts which includes sales through representatives and the recommendation of the Company by contractors familiar with the Company.

     ANALYSIS
     --------

     The Company's net sales derive from three divisions: (1)Chemical Sales, (2) Textile Processing, and (3)Fire Stop/Fire Film construction projects. During fiscal 1999, Chemical sales increased by 26%, Fire Stop/Fire Film increased by 18.3%, and Textile increased by 14.2% as a percentage of net sales 1999 vs. 1998. For 1999, the Chemical sales, Textile sales, and Fire Stop/Fire Film sales have a gross profit of 78%, 49% and 36% respectively, and the Company has a combined gross profit of 46%. Increased growth in gross profit beyond that applicable to the percentage increase in net sales demonstrates the fact that the Company is relying on increased volume in both Chemical and FireStop/FireFilm as the chief product mix to create this higher combined gross profit. Textile processing produced only 14% of 1999's gross profit, yet this division does not consume a great deal of management's time. The Company intends to concentrate on its Chemical division which has a much higher gross profit, and the FireStop/FireFilm division which although it has a lower gross profit, it is easy to contract and represents a small number of large dollar jobs. However, the FireStop/FireFilm division does produce excessive cash needs early in the fulfillment of the contract which forces the Company to rely heavily on the Factors for financing the start up. Hence, if outside capital is not obtained in order to eliminate the need for factoring, this division cannot operate effectively without drastically increasing interest expense.

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

     The single most significant cause of the net loss for 1999 is the increase in interest expense of $220,857 or 86.5%. As noted earlier, the Company is now engaging in the construction business which requires enormous outlays of capital at the beginning of the project which is then reimbursed through standard percentage of completion billing as the work is done. The Company has been forced to work with Factors who are not really part of the construction industry, and hence the factoring agreement contains harsh penalties should the factored receivables age beyond a certain date. Because the Company is new to this construction industry, certain dates were not met throughout the fiscal year and penalties have been incurred by the Company. Interest including these penalties for 1999 is $476,330 on a loan/line of credit base of approximately $1,388,000. This creates an effective interest rate for 1999 of 34.31%. Had the company been able to avoid these penalties, interest expense for 1999 would have been $262,139, or 18.8%.

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

ITEM 7. FINANCIAL STATEMENTS
        --------------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S
                                 ---------------
                                                                         Page
                                                                         ----

Independent Auditors' Report ...........................................   26
Consolidated Balance Sheet .............................................   27
Consolidated Statements of Operations ..................................   29
Consolidated Statements of Stockholders' Equity (Deficit) ..............   30
Consolidated Statements of Cash Flows ..................................   31
Notes to the Consolidated Financial Statements .........................   34

                          INDEPENDENT AUDITORS' REPORT


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




Jones, Jensen & Company
Salt Lake City, Utah
April 5, 2000

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                       1999
                                                                    -----------
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

                      AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                       1999
                                                                    -----------
CURRENT LIABILITIES

   Accounts payable                                                 $   238,238
   Accrued expenses (Note 10)                                           422,148
   Unearned revenue                                                      96,986
   Shareholder loans (Note 6)                                           209,739
   Notes payable, current portion (Note 5)                              223,372
   Capital leases, current portion (Note 7)                               7,969
   Line of credit (Note 4)                                              755,064
                                                                    -----------

     Total Current Liabilities                                        1,953,516
                                                                    -----------

LONG-TERM LIABILITIES

   Notes payable (Note 5)                                               199,825
   Capital leases, long-term portion (Note 7)                            36,855
                                                                    -----------

     Total Long-Term Liabilities                                        236,680
                                                                    -----------

     Total Liabilities                                                2,190,196
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                                           2,351
   Additional paid-in capital                                           960,899
   Accumulated deficit                                               (1,954,266)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                              (991,016)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,199,180
                                                                    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                      For the Years Ended
                                                           December 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
NET SALES                                         $ 2,452,906    $ 2,059,896

COST OF SALES                                       1,333,827      1,263,135
                                                  ------------   ------------

GROSS MARGIN                                        1,119,079        796,761
                                                  ------------   ------------

OPERATING EXPENSES

   Selling, general and administrative                690,898        625,586
   Payroll expense                                    380,383        328,204
   Travel and entertainment                           189,038         78,537
   Depreciation and amortization expense               68,592         39,286
   Bad debt expense                                    22,042         17,370
                                                  ------------   ------------

     Total Operating Expenses                       1,350,953      1,088,983
                                                  ------------   ------------

LOSS FROM OPERATIONS                                 (231,874)      (292,222)
                                                  ------------   ------------

OTHER EXPENSES

   Interest expense                                  (476,330)      (255,473)
                                                  ------------   ------------

     Total Other Expenses                            (476,330)      (255,473)
                                                  ------------   ------------

LOSS BEFORE INCOME TAXES                             (708,204)      (547,695)

PROVISION FOR INCOME TAXES (Note 1)                    -              -
                                                  ------------   ------------

NET LOSS                                          $  (708,204)   $  (547,695)
                                                  ============   ============

BASIC LOSS PER SHARE                              $     (0.30)   $     (0.27)
                                                  ============   ============

BASIC WEIGHTED AVERAGE SHARES                       2,327,193      2,059,754
                                                  ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                         Common Stock            Additional       Stock
                                                  ---------------------------     Paid-in      Subscription   Accumulated
                                                    Shares         Amount         Capital       Receivable      Deficit
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997                          2,018,333    $     2,019    $   732,966    $   (30,000)   $  (698,367)

January 10, 1998: common
 stock issued for cash at $4.20
 per share                                                833              1          3,498         -              -

March 2, 1998: common stock
 issued for cash at $4.20 per
 share                                                  1,905              2          7,999         -              -

May 14, 1998: common stock
 issued for cash at $4.20 per
 share                                                  1,667              2          6,999         -              -

Receipt of stock subscription                          -              -              -              30,000         -

December 20, 1998: common
 stock issued for consulting
 services valued at $0.35
 per share                                            209,090            209         72,972         -              -

December 20, 1998: common
 stock issued for interest
 expense valued at $0.35 per
 share                                                 46,833             47         16,345         -              -

Contribution of capital by
 shareholder for services
 rendered                                              -              -              70,500         -              -

Net loss for the year ended
 December 31, 1998                                     -              -              -              -            (547,695)
                                                                 ------------   ------------   -----------    ------------

Balance, December 31, 1998                          2,278,661    $     2,280    $   911,279    $    -         $(1,246,062)
                                                  ------------   ------------   ------------   ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                          Common Stock           Additional       Stock
                                                  ---------------------------     Paid-in      Subscription   Accumulated
                                                    Shares         Amount         Capital       Receivable      Deficit
                                                  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1998                          2,278,661    $     2,280    $   911,279    $    -         $(1,246,062)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                             65,127             65         45,525         -              -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                  5,859              6          4,095         -              -

Net loss for the year ended
 December 31, 1999                                     -              -              -              -            (708,204)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                          2,349,647    $     2,351    $   960,899    $    -         $(1,954,266)
                                                  ============   ============   ============   ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                    For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999          1998
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                       $  (708,204)   $  (547,695)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Common stock issued for services and interest                      4,101         89,573
    Depreciation and amortization                                     68,593         67,018
    Bad debt expense                                                  22,042         17,370
    Capital contributed for services rendered                         -              70,500
   Change in Assets and Liabilities:
    (Increase) decrease in restricted cash                          (111,924)       (62,117)
    (Increase) decrease in accounts receivable                       (88,937)       (56,192)
    (Increase) decrease in deferred charges                           -             (44,486)
    (Increase) decrease in deposits                                    1,257         (6,683)
    (Increase) decrease in inventory                                 (34,483)       (77,128)
    Increase (decrease) in accounts payable                          172,352        (21,308)
    Increase (decrease) in accrued expenses                          192,827        155,720
   (Increase) decrease in undeposited funds                           (9,821)        -
    Increase (decrease) in unearned revenue                           54,296         -
                                                                 ------------   ------------

       Net Cash (Used) by Operating Activities                      (437,901)      (415,428)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                           (82,170)       (15,866)
                                                                 ------------   ------------

       Net Cash (Used) by Investing Activities                       (82,170)       (15,866)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                  -              48,501
  Proceeds from notes payable - related                              115,726        129,000
  Payments on notes payable - related                                (87,983)       (85,300)
  Proceeds from notes payable                                        292,643        382,590
  Proceeds from lines of credit                                      336,195         -
  Payment on lines of credit                                          (9,367)       (79,517)
  Payment on notes payable                                          (123,735)       (47,891)
                                                                 ------------   ------------

       Net Cash Provided by Financing Activities                 $   523,479    $   347,383
                                                                 ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                                     For the Years Ended
                                                                         December 31,
                                                                 ---------------------------
                                                                     1999           1998
                                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH                                  $     3,408    $   (83,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        -              83,911
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $     3,408    $    -
                                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                       $   334,745    $   208,490
  Income taxes                                                   $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion of note payable       $    45,590    $    -
  Note payable issued for purchase of Formulation 238            $      -       $    45,000
  Common stock issued for services and interest                  $     4,101    $    89,573

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

                                                  For the Year Ended
                                                  December 31, 1999
                                        ------------------------------------
                                      Loss           Shares         Per Share
                                   (Numerator)   (Denominator)        Amount
                                  -------------  --------------    ------------

              Net loss            $   (708,204)      2,327,193     $     (0.30)
                                  =============  ==============    ============


                                                  For the Year Ended
                                                  December 31, 1998
                                        ------------------------------------
                                      Loss           Shares         Per Share
                                   (Numerator)   (Denominator)        Amount
                                 -------------  --------------    ------------

              Net loss            $   (547,695)      2,059,754     $     (0.27)
                                  =============  ==============    ============

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

              Formulation 238
              ---------------

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

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 1999:

                                                                    December 31,
                                                                       1999
                                                                    -----------

              Machinery and equipment                               $   184,302
              Vehicles                                                   93,605
              Building                                                   90,733
              Land                                                       10,000
              Furniture and fixtures                                     21,652
              Leasehold improvements                                      5,324
                                                                    -----------
                                                                        405,616
              Less accumulated depreciation                            (165,436)
                                                                    -----------

                                                                    $   240,180
                                                                    ===========

              The Company signed an oil, gas and mineral lease on October 31, 1997 with a Texas corporation on the land in Broussard, Louisiana. The lease is for the initial term of 3 years with minimum annual rents of $200 per year. The Company has not received any royalty revenue in the years ended December 31, 1999 or 1998.

NOTE 4 -      LINE OF CREDIT

              The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables. The Company is accounting for the factoring agreement as financing because it does not meet the requirements of SFAS No. 125. The balance due Private Capital at December 31, 1999 was $755,064. The Company is required to maintain a reserve account balance of 22% of the total advances. The reserve account balance at December 31, 1999 was $173,981. Private Capital charges the Company an 8% discount on all receivables purchased.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 5 -      NOTES PAYABLE

              Notes payable at December 31, 1999 consisted of the following:

                                                                                               December 31,
                                                                                                   1999
                                                                                               ------------
              Note payable to a bank secured by property and equipment, interest at  8.5%  on the  outstanding  balance,  principal  and  interest payments of $925, due monthly, maturing December
               2006.                                                                           $    58,557

              Note payable to a bank, secured by property accruing
               interest at 7.75%, principal and  interest payments of
               $867 due monthly, maturing September 2001.                                           16,768

              Note payable to a bank,  secured by equipment accruing interest at
               12.5%, principal and interest payments of $503,
               due April 15, 2001.                                                                   7,796

              Notes payable to a bank, secured by vehicles, accruing interest at
               8.9%, principal and interest payments of $866,
               maturing October 2001.                                                               16,838

              Note payable to St. Martin Bank bearing interest at 9.75%,
               secured by building and due on April 20, 2006.                                      146,238

              Note payable to an individual, unsecured, interest rate of
               72% if the Company defaults.  Principal and interest payments
               of $12,500 due monthly, maturing August 2000.                                       100,000

              Note payable to suppliers, secured by equipment,
               interest at 10%, due on demand.                                                      77,000
                                                                                               ------------

                   Total notes payable                                                             423,197

                   Less: current portion                                                          (223,372)
                                                                                               ------------

                   Long-term notes payable                                                     $   199,825
                                                                                               ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 5 -      NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:

              Year ending December 31:
                2000                                                                           $   223,372
                2001                                                                                43,418
                2002                                                                                29,292
                2003                                                                                32,427
                2004                                                                                34,947
               Thereafter                                                                           59,741
                                                                                               ------------

            Total                                                                              $   423,197
                                                                                               ============

NOTE 6-       SHAREHOLDER LOANS

                                                                                               December 31,
                                                                                                   1999
                                                                                               ------------
              Note payable to shareholder dated November 3, 1996 and February 3,
               1997, interest imputed at 10%, unsecured,
               due on demand.                                                                  $    38,000

              Note  payable to  shareholder  dated  October  28,  1998,  bearing interest at 6.00%, guaranteed by the president of the Company,
               due on demand.                                                                       75,870

              Note  payable  to  shareholder  dated  October  3,  1997,  bearing interest at 10.50%, secured by Company stock and due
               August 1999.                                                                         95,869
                                                                                               ------------

                                                                                               $   209,739
                                                                                               ============

     All amounts are due on demand and are classified as current liabilities.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 7 -      CAPITAL LEASES

              Equipment payments under capital leases as of December 31, 1999 is summarized as follows:

                       Year Ended
                       December 31,
                          2000                                                  $    19,997
                          2001                                                       19,997
                          2002                                                       19,997
                          2003                                                       11,665
                                                                                ------------

                     Total minimum lease payments                                    71,656

                     Less interest and taxes                                        (26,832)
                                                                                ------------

                     Present value of net minimum lease payments                     44,824

                     Less current portion                                            (7,969)
                                                                                ------------

                     Long-term portion of capital lease obligations             $    36,855
                                                                                ============

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Leases
              ------
              The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. The Company has leased an apartment in Louisiana which calls for monthly payments of $925 per month and expires on April 30, 1999. Future minimum lease payments are as follows:

                                                                    Amount
                                                                 ------------

                          2000                                   $     49,860
                          2001                                         49,860
                          2002                                         24,930
                                                                 ------------

                               Total                             $    124,650
                                                                 ============

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

NOTE 9 -       STOCK ISSUANCES

               In January, March and May 1998, the Company issued 4,405 shares of common stock at $4.20 per share for cash.

               On December 20, 1998, the Company issued 209,090 shares of common stock valued at $0.35 per share for consulting services.

               On December 20, 1998, the Company issued 46,833 shares of common stock valued at $0.35 per share for interest expense.

               On March 31, 1999, the Company issued 65,127 shares of common stock valued at $0.70 per share for reduction in a related party note payable and interest.

               On September 22, 1999, the Company issued 5,859 shares of common stock valued at $0.70 per share for consulting services.

               Currently, the Company has no established market for its common stock. Accordingly, the stock issuances are valued at the fair market value of the goods or services received.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 10 -      ACCRUED EXPENSES

               Accrued expenses consisted of the following at December 31, 1999:

                     Contract liability                          $     30,000
                     Payroll taxes - federal and state                359,300
                     Accrued interest                                  12,791
                     Sales tax payable                                 20,057
                                                                 ------------

                                                                 $    422,148
                                                                 ============

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



                                            AMERICAN FIRE RETARDANT CORP.
                                            A Nevada Corporation

Date: October 25, 2000                      /S/ Stephen F. Owens
                                            ------------------------------------
                                            By:  Stephen F. Owens
                                            Its: President and Director


Date: October 25, 2000                      /S/ Angela M. Raidl
                                            ------------------------------------
                                            By:  Angela M. Raidl
                                            Its: Vice President, Chief Financial
                                                 Officer, Secretary and Director