Form 10QSB/A
period 2000-03-31
AMERICAN FIRE RETARDANT CORP
filed 2000-10-30
CIK 1049234

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     On March 31, 2000 there were 2,349,647 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 20 pages, the Exhibit Index is located at page 17.

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
                                                  ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    March 31,    December 31,
                                                      2000           1999
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                                 $    14,157    $    -
   Accounts payable                                   239,818        238,238
   Accrued expenses                                   387,001        422,148
   Unearned revenue                                    29,963         96,986
   Shareholder loans                                  209,640        209,739
   Notes payable, current portion                      94,018        223,372
   Capital leases, current portion                      3,179          7,969
   Line of credit                                   1,046,083        755,064
   Subscribe stock issuance                             5,000         -
                                                  ------------   ------------

     Total Current Liabilities                      2,028,859      1,953,516
                                                  ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                      303,095        199,825
   Capital leases, long-term portion                   36,855         36,855
                                                  ------------   ------------

     Total Long-Term Liabilities                      339,950        236,680
                                                  ------------   ------------

     Total Liabilities                              2,368,809      2,190,196
                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                         2,351          2,351
   Additional paid-in capital                         960,899        960,899
   Accumulated deficit                             (2,005,850)    (1,954,266)
                                                  ------------   ------------

     Total Stockholders' Equity (Deficit)          (1,042,600)      (991,016)
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $ 1,326,209    $ 1,199,180
                                                  ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
NET SALES                                         $   881,811    $   552,243

COST OF SALES                                         432,051        251,013
                                                  ------------   ------------

GROSS MARGIN                                          449,760        301,230
                                                  ------------   ------------

EXPENSES

   Selling, general and administrative                180,566        161,130
   Payroll expense                                     98,138        119,473
   Travel and entertainment                            63,460         11,122
   Depreciation and amortization expense               15,958         11,460
   Bad debt expense                                     7,303          5,463
                                                  ------------   ------------

     Total Expenses                                   365,425        308,648
                                                  ------------   ------------

INCOME (LOSS) FROM OPERATIONS                          84,335         (7,418)
                                                  ------------   ------------

OTHER EXPENSES

   Interest expense                                  (135,919)       (72,494)
                                                  ------------   ------------

     Total Other Expenses                            (135,919)       (72,494)
                                                  ------------   ------------

LOSS BEFORE INCOME TAXES                             (135,919)       (79,912)

PROVISION FOR INCOME TAXES                             -              -
                                                  ------------   ------------

NET LOSS                                          $   (51,584)   $   (79,912)
                                                  ============   ============

BASIC LOSS PER SHARE                              $     (0.02)   $     (0.04)
                                                  ============   ============

BASIC WEIGHTED AVERAGE SHARES                       2,327,193      2,278,661
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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                         Common Stock            Additional       Stock
                                                  ---------------------------     Paid-in      Subscription   Accumulated
                                                    Shares         Amount         Capital       Receivable      Deficit
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                          2,278,661    $     2,280    $   911,279    $    -         $(1,246,062)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                             65,127             65         45,525         -              -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                  5,859              6          4,095         -              -

Net loss for the year ended
 December 31, 1999                                      -             -              -              -            (708,204)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                          2,349,647          2,351        960,899         -          (1,954,266)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                                           -              -              -              -             (51,584)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2000
 (unaudited)                                        2,349,647    $     2,351    $   960,899    $    -         $(2,005,850)
                                                  ============   ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                         March 31,
                                                                 ---------------------------
                                                                     2000           1999
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                       $   (51,584)   $   (79,912)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
     Depreciation and amortization                                    15,958         18,008
     Bad debt expense                                                  4,630          5,463
     Stock issued for interest expense                                -              11,179
   Change in assets and liabilities:
     (Increase) decrease in restricted cash                          (65,556)        -
     (Increase) decrease in undeposited funds                          9,820         -
     (Increase) decrease in accounts receivable                     (156,769)        11,834
     (Increase) decrease in inventory                                 68,351         16,246
     Increase (decrease) in accounts payable                           1,579         (5,198)
     Increased (decrease) in accrued expenses                        (35,146)        39,126
     Increase (decrease) in unearned revenue                         (67,023)        27,205
     Increase (decrease) in cash overdraft                            14,157         -
                                                                 ------------   ------------

       Net Cash Provided (Used) by Operating Activities             (261,583)        43,951
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                            (6,872)        (7,060)
                                                                 ------------   ------------

       Net Cash (Used) by Investing Activities                        (6,872)        (7,060)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from subscribed stock                                      5,000         -
   Payments on notes payable - related                                    98         -
   Proceeds from lines of credit                                     291,019        (43,402)
   Payment on notes payable                                          (31,070)       (26,814)
                                                                 ------------   ------------

       Net Cash Provided (Used) by Financing Activities              265,047        (70,216)
                                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                                       (3,408)       (33,325)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         3,408         62,057
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    -         $    28,732
                                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                       $    94,386    $    56,437
  Income taxes                                                   $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                                   $    -         $    34,411
  Common stock issued for interest                               $    -         $    11,179


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     March 31, 2000 and December 31, 1999
     ------------------------------------

     Changes in Financial Condition
     ------------------------------

     The balance of current assets at March 31, 2000 was $797,342 compared to a balance of $727,404 at December 31, 1999. The balances of current liabilities were $2,028,859 and $1,953,516 for the same periods respectively. The resulting current ratio at March 31, 2000 is .4:1. The current ratio at December 31, 1999 was .4:1.

     The increase of current assets at March 31, 2000 over December 31, 1999 is due primarily to the increase in acconts receivable from $539,197 to $690,715 an increase of $156,769 or 29%.

     The increase in accounts receivable at March 31, 2000 was offset by a decrease in inventory from $174,978 at December 31, 1999 to $106,627 at March 31, 2000, a decrease of $68,351 or 39%.

     The balance of current liabilities at March 31, 2000 increased by $75,343 or 4% and is due primarily to an increase in the line of credit by $291,019. The increase of the line of credit was offset by a decrease in unearned revenue of $67,023 and accrued expenses of $35,126. The Company also paid $31,070 of principal on its notes payable.

     Other assets increased $61,917 or 27% from $231,596 at December 31, 1999 to $293,523 at March 31, 2000. The increase is due primarily to the addition of $65,556 of restricted cash due to its borrowings on its line of credit.

     At March 31, 2000 the Company has insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the three months ended March 31, 2000 and March 31, 1999
     ------------------------------------------------------------

     Sales for the three months ended March 31, 2000 were $881,811 compared to $552,243 for the same period in 1999, resulting in an increase of $329,568 or 60%. Cost of goods sold for the three months ended March 31, 2000 was $432,051 or 49% of sale, compared to $251,013 or 45% of sales, for 1999. Gross margin was $449,760 or 51% of sales and $301,230 or 55% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended March 31, 2000 includes depreciation of $15,958. Selling, general and administrative expenses were $180,566 or 20% of sales, for the three months ended March 31, 2000 and $161,130 or 29% of sales for the same period in 1999, resulting in an increase of $19,436 or 12%. The increase is due to primarily to the increase in sales.

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