Form 10QSB
period 2000-06-30
AMERICAN FIRE RETARDANT CORP
filed 2000-10-30
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2000; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     On June 30, 2000 there were 2,349,647 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and changes in its financial position from inception through June 30, 2000, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                    June 30,     December 31,
                                                      2000          1999
                                                  ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS
   Cash                                           $    -         $     3,408
   Undeposited funds                                   -               9,821
   Inventory                                          101,803        174,978
   Accounts receivable, net                           661,831        539,197
                                                  ------------   ------------

     Total Current Assets                             763,634        727,404
                                                  ------------   ------------

PROPERTY AND EQUIPMENT                                229,672        240,180
                                                  ------------   ------------

OTHER ASSETS

   Restricted cash                                    156,337        173,981
   Intangible assets, net                              34,000         42,500
   Deposits and other assets                           16,415         15,115
                                                  ------------   ------------

     Total Other Assets                               206,752        231,596
                                                  ------------   ------------

     TOTAL ASSETS                                 $ 1,200,058    $ 1,199,180
                                                  ============   ============


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   June 30,     December 31,
                                                                     2000           1999
                                                                 ------------   ------------
                                                                 (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                                $    72,825    $    -
   Accounts payable                                                  192,840        238,238
   Accrued expenses                                                  422,714        422,148
   Unearned revenue                                                    9,350         96,986
   Shareholder loans                                                 177,438        209,739
   Notes payable, current portion                                    103,503        223,372
   Capital leases, current portion                                     3,179          7,969
   Line of credit                                                  1,048,105        755,064
                                                                 ------------   ------------

     Total Current Liabilities                                     2,029,954      1,953,516
                                                                 ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                                     303,095        199,825
   Capital leases, long-term portion                                  33,699         36,855
                                                                 ------------   ------------

     Total Long-Term Liabilities                                     336,794        236,680
                                                                 ------------   ------------

     Total Liabilities                                             2,366,748      2,190,196
                                                                 ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 and 2,349,647 shares
    issued and outstanding, respectively                               2,361          2,351
   Additional paid-in capital                                        965,890        960,899
   Accumulated deficit                                            (2,134,941)    (1,954,266)
                                                                 ------------   ------------

     Total Stockholders' Equity (Deficit)                         (1,166,690)      (991,016)
                                                                 ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                          $ 1,200,058    $ 1,199,180
                                                                 ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            For the                       For the
                                                        Six Months Ended             Three Months Ended
                                                            June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                     2000            1999           2000           1999
                                                  ------------   ------------   ------------   ------------
NET SALES                                         $ 1,541,072    $ 1,021,544    $   659,261    $   469,301

COST OF SALES                                         632,191        475,295        200,140        224,282
                                                  ------------   ------------   ------------   ------------

GROSS MARGIN                                          908,881        546,249        459,121        245,019
                                                  ------------   ------------   ------------   ------------

EXPENSES

   Selling, general and administrative                805,349        589,726        463,185        286,823
   Depreciation and amortization expense               20,393         18,746          4,435          7,286
   Bad debt expense                                     9,132         10,859          1,829          5,396
                                                  ------------   ------------   ------------   ------------

     Total Expenses                                   834,874        619,331        469,449        299,505
                                                  ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS                          74,007        (73,082)       (10,328)       (54,486)
                                                  ------------   ------------   ------------   ------------

OTHER EXPENSES

   Interest expense                                  (254,682)      (144,451)      (118,763)       (83,135)
                                                  ------------   ------------   ------------   ------------

     Total Other Expenses                            (254,682)      (144,451)      (118,763)       (83,135)
                                                  ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                             (180,675)      (217,533)      (129,091)      (137,621)

PROVISION FOR INCOME TAXES                             -              -              -              -
                                                  ------------   ------------   ------------   ------------

NET LOSS                                          $  (180,675)   $  (217,533)   $  (129,091)   $  (137,621)
                                                  ============   ============   ============   ============

BASIC LOSS PER SHARE                              $     (0.07)   $     (0.19)   $     (0.05)   $     (0.26)
                                                  ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES                       2,355,032      1,155,613      2,355,032        577,806
                                                  ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Common Stock            Additional       Stock
                                                  ---------------------------     Paid-in      Subscription   Accumulated
                                                    Shares         Amount         Capital       Receivable      Deficit
                                                  ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                          2,278,661    $     2,280    $   911,279    $    -         $(1,246,062)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                             65,127             65         45,525         -              -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                  5,859              6          4,095         -              -

Net loss for the year ended
 December 31, 1999                                     -              -              -              -            (708,204)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                          2,349,647          2,351        960,899         -          (1,954,266)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                       10,000             10          4,990         -              -

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                           -              -              -              -            (180,675)
                                                  ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000
 (unaudited)                                        2,359,647    $     2,361    $   965,889    $    -         $(2,134,941)
                                                  ============   ============   ============   ============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the                      For the
                                                        Six Months Ended             Three Months Ended
                                                            June 30,                     June 30,
                                                  ---------------------------   ---------------------------
                                                      2000           1999           2000           1999
                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                        $  (180,675)   $  (217,533)   $  (129,091)   $  (137,621)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense           -              11,179         -              -
    Depreciation and amortization                      32,101         36,016         16,143         18,008
    Bad debt expense                                    6,459         10,859          1,829          5,396
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable       (129,210)        60,181         27,055         48,349
    (Increase) decrease in deposits                    (1,182)        -                (678)        -
    (Increase) decrease in inventory                   73,175         17,244          4,824            998
    (Increase) decrease in prepaid expenses
      and intangibles                                  -              -              -              -
   (Increase) decrease in restricted cash              17,644         29,160         83,199        (19,018)
   Increase (decrease) in undeposited funds             9,820         -              -              -
   Increase (decrease) in cash over draft              72,825         13,648         58,668         23,110
    Increase (decrease) in accounts payable           (45,399)        22,882        (46,978)        28,080
    Increase (decrease) in accrued expenses               567         29,005         35,713        (10,123)
    Increase (decrease) in unearned revenue           (87,636)        -             (20,612)       (27,205)
                                                  ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Operating Activities                           (231,511)        12,641         30,072        (70,026)
                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                            (13,092)        (9,420)        (6,220)        (2,360)
                                                  ------------   ------------   ------------   ------------

       Net Cash (Used) by Investing Activities        (13,092)        (9,420)        (6,220)        (2,360)
                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from subscribed stock                       -              -              (5,000)        -
  Proceeds from notes payable - related                -              -              -              -
  Payments on notes payable - related                 (32,301)       (12,472)       (72,238)       (12,472)
  Proceeds from sale of common stock                    5,000         -               5,000         -
  Proceeds from notes payable                          -             105,000         46,363        105,000
  Proceeds from lines of credit                       293,041         -               2,023          3,170
  Paydown on line of credit                            -             (40,232)        -              -
  Payment on notes payable                            (24,545)       (55,517)        -             (28,703)
                                                  ------------   ------------   ------------   ------------

       Net Cash Provided (Used) by
      Financing Activities                        $   241,195    $    (3,221)   $   (23,852)   $    66,995
                                                  ------------   ------------   ------------   ------------

                      AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the                       For the
                                                       Six Months Ended             Three Months Ended
                                                           June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                     2000           1999           2000            1999
                                                  ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                   $    (3,408)   $    -         $    -         $    (5,391)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   3,408         -              -               5,391
                                                  ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $    -         $    -         $    -         $    -
                                                  ============   ============   ============   ============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                        $   254,682    $   115,693    $   118,763    $    59,256
  Income taxes                                    $    -         $    -         $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion
   of note payable                                $    -         $    45,590    $    -         $    -


                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

     June 30, 2000 and December 31, 1999
     ----------------------------------------

     Changes in Financial Condition
     ------------------------------

     The balance of current assets at June 30, 2000 was $763,634 compared to a balance of $727,404 at December 31, 1999. The balances of current liabilities were $2,029,954 and $1,953,516 for the same periods respectively. The resulting current ratio at June 30, 2000 is .4:1. The current ratio at December 31, 1999 was .4:1.

     The increase of current assets at June 30, 2000 over December 31, 1999 is due primarily to the increase in accounts receivable from $539,197 to $661,831 an increase of $122,634 or 23%.

     The increase in current assets at June 30, 2000 also included a decreased in inventory from $174,978 at December 31, 1999 to $101,803 at June 30, 2000 a decrease of $73,175 of 42%.

     The balance of current liabilities at June 30, 2000 is $2,029,954 and at December 31, 1999 is $1,953,516. The increase of $76,438 or 4% is due primarily to an increase in the line of credit offset by the repayment of notes payable of $119,869, shareholders loans of $32,301 and a decrease in deferred income of $87,636.

     At June 30, 2000 the Company had insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the six months ended June 30, 2000 and June 30, 1999
     --------------------------------------------------------

     Sales for the six months ended June 30, 2000 were $1,541,072 compared to $1,021,544 for the same period in 1999, resulting in an increase of $519,528 or 51%. Cost of goods sold for the six months ended June 30, 2000 was $632,191 or 41% of sales, compared to $475,295 or 47% of sales for 1999. Gross margin was $908,881 or 59% of sales and $546,249 or 53% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the six months ended June 30, 2000 includes depreciation of $20,393. Selling, general and administrative expenses were $805,349 or 52% of sales, for the six months ended June 30, 2000 and $589,726 or 58% of sales for the same period in 1999, resulting in an increase of $215,632 or 37%. The increase is due to primarily to the increase in sales.

     For the three months ended June 30, 2000 and June 30, 1999
     ----------------------------------------------------------

     Sales for the three months ended June 30, 2000 were $659,261 compared to $469,201 for the same period in 1999, resulting in an increase of $189,960 or 66%. Cost of goods sold for the three months ended June 30, 2000 was $200,140 or 30% of sales, compared to $224,282 or 48% of sales for 1999. Gross margin was $459,121 or 70% of sales and $245,019 or 52% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended June 30, 2000 includes depreciation of $4,435. Selling, general and administrative expenses were $463,185 or 70% of sales, for the three months ended June 30, 2000 and $286,823 or 61% of sales for the same period in 1999.

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