Form 10QSB
period 2000-09-30
AMERICAN FIRE RETARDANT CORP
filed 2000-11-20
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2000; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 2000 there were 2,349,647 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and changes in its financial position from inception through September 30, 2000, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                        September 30    December 31,
                                            2000            1999
                                        -------------   -------------
                                         (Unaudited)
CURRENT ASSETS

   Cash                                 $    -          $      3,408
   Undeposited funds                         -                 9,821
   Inventory                                 113,070         174,978
   Accounts receivable, net                  820,937         539,197
                                        -------------   -------------

     Total Current Assets                    934,007         727,404
                                        -------------   -------------

PROPERTY AND EQUIPMENT                       214,707         240,180
                                        -------------   -------------

OTHER ASSETS

   Restricted cash                           256,023         173,981
   Intangible assets, net                     29,750          42,500
   Deposits and other assets                  15,599          15,115
                                        -------------   -------------

     Total Other Assets                      301,372         231,596
                                        -------------   -------------

     TOTAL ASSETS                       $  1,450,086    $  1,199,180
                                        =============   =============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

                                                        September 30,    December 31,
                                                            2000              1999
                                                        -------------   -------------
                                                         (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                       $     13,653    $     -
   Accounts payable                                          231,374         238,238
   Accrued expenses                                          444,127         422,148
   Unearned revenue                                           81,000          96,986
   Shareholder loans                                         165,066         209,739
   Notes payable, current portion                            254,204         223,372
   Capital leases, current portion                             3,179           7,969
   Line of credit                                          1,187,815         755,064
                                                        -------------   -------------

     Total Current Liabilities                             2,380,418       1,953,516
                                                        -------------   -------------

LONG-TERM LIABILITIES

   Notes payable                                             235,560         199,825
   Capital leases, long-term portion                          25,317          36,855
                                                        -------------   -------------

     Total Long-Term Liabilities                             260,877         236,680
                                                        -------------   -------------

     Total Liabilities                                     2,641,295       2,190,196
                                                        -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 and 2,349,647 shares
    issued and outstanding, respectively                       2,361           2,351
   Additional paid-in capital                                965,890         960,899
   Accumulated deficit                                    (2,159,460)     (1,954,266)
                                                        -------------   -------------

     Total Stockholders' Equity (Deficit)                 (1,191,209)       (991,016)
                                                        -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                 $  1,450,086    $  1,199,180
                                                        =============   =============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                   For the                         For the
                                                               Nine Months Ended             Three Months Ended
                                                                  September 30,                 September 30,
                                                        -----------------------------   -----------------------------
                                                            2000             1999           2000            1999
                                                        -------------   -------------   -------------   -------------
NET SALES                                               $  2,352,712    $  1,914,924    $    811,640    $    893,380

COST OF SALES                                              1,029,010         912,571         396,819         437,276
                                                        -------------   -------------   -------------   -------------

GROSS MARGIN                                               1,323,702       1,002,353         414,821         456,104
                                                        -------------   -------------   -------------   -------------

EXPENSES

   Selling, general and administrative                     1,108,918         941,391         303,569         351,665
   Depreciation and amortization expense                      36,352          27,300          15,959           8,554
   Bad debt expense                                            9,132           7,711         -                (3,148)
                                                        -------------   -------------   -------------   -------------

     Total Expenses                                        1,154,402         976,402         319,528         357,071
                                                        -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS                                169,300          25,951          95,293          99,033
                                                        -------------   -------------   -------------   -------------

OTHER EXPENSES

   Interest expense                                         (374,494)       (258,018)       (119,812)       (113,567)
                                                        -------------   -------------   -------------   -------------

     Total Other Expenses                                   (374,494)       (258,018)       (119,812)       (113,567)
                                                        -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                                    (205,194)       (232,067)        (24,519)        (14,534)

PROVISION FOR INCOME TAXES                                    -              -               -                -
                                                        -------------   -------------   -------------   -------------

NET LOSS                                                $   (205,194)   $   (232,067)   $    (24,519)   $    (14,534)
                                                        =============   =============   =============   =============

BASIC LOSS PER SHARE                                    $      (0.08)   $      (0.10)   $      (0.01)   $      (0.01)
                                                        =============   =============   =============   =============

BASIC WEIGHTED AVERAGE SHARES                              2,355,032       2,322,556       2,355,032       2,343,788
                                                        =============   =============   =============   =============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                Common Stock             Additional        Stock
                                                        -----------------------------     Paid-in       Subscription    Accumulated
                                                           Shares           Amount        Capital        Receivable        Deficit
                                                        -------------   -------------   -------------   -------------   ------------
Balance, December 31, 1998                                 2,278,661    $      2,280    $    911,279    $    -          $(1,246,062)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                                    65,127              65          45,525         -               -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                         5,859               6           4,095         -               -

Net loss for the year ended
 December 31, 1999                                           -                -               -              -             (708,204)
                                                        -------------   -------------   -------------   -------------   ------------

Balance, December 31, 1999                                 2,349,647           2,351         960,899         -           (1,954,266)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                              10,000              10           4,990         -               -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                                  -               -               -              -             (205,194)
                                                        -------------   -------------   -------------   -------------   ------------

Balance, September 30, 2000
 (unaudited)                                               2,359,647    $      2,361    $    965,889    $     -         $(2,159,460)
                                                        =============   =============   =============   =============   ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   For the                          For the
                                                               Nine Months Ended               Three Months Ended
                                                                 September 30,                    September 30,
                                                        -----------------------------   -----------------------------
                                                            2000             1999           2000            1999
                                                        -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                              $   (205,194)   $   (232,067)   $    (24,519)   $    (14,534)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense                 -                15,280         -                 4,101
    Depreciation and amortization                             48,245          54,600          16,144          18,584
    Bad debt expense                                           4,630           7,711          (1,829)         (3,148)
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable              (286,487)       (375,465)       (157,277)       (435,647)
    (Increase) decrease in deposits                              716         -                 1,316         -
    (Increase) decrease in inventory                          61,908         (70,876)        (11,267)        (88,120)
    (Increase) decrease in prepaid expenses
      and intangibles                                         (1,082)        (10,000)           (500)        (10,000)
   (Increase) decrease in notes receivable                   -               (11,822)        -               (11,822)
   (Increase) decrease in restricted cash                    (82,042)        (67,130)        (99,686)        (96,290)
   Increase (decrease) in undeposited funds                    9,820         -               -               -
   Increase (decrease) in cash over draft                     13,653          34,254         (59,172)         20,606
    Increase (decrease) in accounts payable                   (6,865)        270,861          38,534         247,979
    Increase (decrease) in accrued expenses                   21,980          97,720          21,413          68,717
    Increase (decrease) in unearned revenue                  (15,987)         45,000          71,649          45,000
                                                        -------------   -------------   -------------   -------------

       Net Cash Provided (Used) by
      Operating Activities                                  (436,705)       (241,934)       (205,194)       (254,574)
                                                        -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Disposal of fixed assets                                    3,070          -                3,070          -
   Purchase of fixed assets                                  (13,092)        (79,413)        -               (69,994)
                                                        -------------   -------------   -------------   -------------

       Net Cash (Used) by Investing Activities               (10,022)        (79,413)         (3,070)        (69,994)
                                                        -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable - related                       11,178          48,000          11,178          10,000
  Payments on notes payable - related                        (55,850)        (25,575)        (23,549)         (7,955)
  Proceeds from sale of common stock                           5,000         -               -                -
  Proceeds from notes payable                                183,001         157,500         183,001          85,000
  Proceeds from lines of credit                              432,751         -               139,710         267,823
  Paydown on line of credit                                   -              227,591         -                -
  Payment on notes payable                                  (132,761)        (86,169)       (108,216)        (30,300)
                                                        -------------   -------------   -------------   -------------

       Net Cash Provided (Used) by
      Financing Activities                              $    443,319    $    321,347    $    202,124    $    324,568
                                                        -------------   -------------   -------------   -------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                    For the                        For the
                                                               Nine Months Ended              Three Months Ended
                                                                  September 30,                  September 30,
                                                        -----------------------------   -----------------------------
                                                            2000            1999            2000             1999
                                                        -------------   -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH                         $     (3,408)   $     -         $     -          $    -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          3,408          -               -               -
                                                        -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $    -          $     -         $     -         $     -
                                                        =============   =============   =============   =============

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                              $    374,494    $    174,038    $    119,812    $     58,345
  Income taxes                                          $    -          $     -         $     -         $     -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion
   of note payable                                      $    -          $     49,691    $     -         $      4,101

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

     September 30, 2000 and December 31, 1999
     ----------------------------------------

     Changes in Financial Condition
     ------------------------------

     The balance of current assets at September 30, 2000 was $934,007 compared to a balance of $727,404 at December 31, 1999. The balances of current liabilities were $2,380,418 and $1,953,516 for the same periods respectively. The resulting current ratio at September 30, 2000 is .4:1. The current ratio at December 31, 1999 was .4:1.

     The increase of current assets at September 30, 2000 over December 31, 1999 is due primarily to the increase in accounts receivable from $539,197 to $820,937 an increase of $281,740 or 52%.

     The increase in current assets at September 30, 2000 also included a decrease in inventory from $174,978 at December 31, 1999 to $113,070 at September 30, 2000 a decrease of $61,908 of 35%.

     The balance of current liabilities at September 30, 2000 is $2,380,418 and at December 31, 1999 is $1,953,516. The increase of $426,902 or 18% is due primarily to an increase in the line of credit offset from $755,064 to $1,187,185, an increase of $432,751 or 57%.

     At September 30, 2000 the Company had insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the none months ended September 30, 2000 and September 30, 1999
     --------------------------------------------------------------------

     Sales for the nine months ended September 30, 2000 were $2,352,712 compared to $1,914,924 for the same period in 1999, resulting in an increase of $437,788 or 23%. Cost of goods sold for the nine months ended September 30, 2000 was $1,029,010 or 44% of sales, compared to $912,571 or 48% of sales for 1999. Gross margin was $1,323,702 or 56% of sales and $1,002,353 or 52% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 2000 includes depreciation of $36,352. Selling, general and administrative expenses were $1,108,918 or 47% of sales, for the nine months ended September 30, 2000 and $941,391 or 49% of sales for the same period in 1999, resulting in an increase of $167,527 or 18%. The increase is due to primarily to the growth in sales volume.

     For the three months ended September 30, 2000 and September 30, 1999
     --------------------------------------------------------------------

     Sales for the three months ended September 30, 2000 were $811,640 compared to $893,380 for the same period in 1999, resulting in a decrease of $81,740 or 9%. Cost of goods sold for the three months ended September 30, 2000 was $396,819 or 49% of sales, compared to $437,276 or 49% of sales for 1999. Gross margin was $414,821 or 51% of sales and $456,104 or 51% of sales for the same periods respectively.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 2000 includes depreciation of $15,959. Selling, general and administrative expenses were $303,569 or 37% of sales, for the three months ended September 30, 2000 and $351,665 or 39% of sales for the same period in 1999.

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

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.
         -----------------

     Friloux v. AFRC
     ---------------

     The Company is a party defendant in the matter Friloux v. American Fire Retardant Corporation 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 "D". In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest there on at the rate of 5.0% per annum and that the Company is in breach of said promissory note; (2) that the Company is in breach of employment contract with Mr. Friloux an is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and
(4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for Mr. Friloux and the Company have agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party.

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

     Settlement of ARFC Louisiana and AFRC Florida Payroll Tax Liabilities
     ---------------------------------------------------------------------

     Subsequent to the date covered by this report, the Internal Revenue Service accpeted two offers-in-compromise for settlement of the federal payroll tax liabilities owing by the Company's former subsidiaries, AFRC Louisiana and AFRC Florida.

     The offer-in-compromise with regard to AFRC Louisiana covers the 941 federal payroll taxes for the periods ending September 30, 1997 through December 31, 1998, and the 940 federal payroll taxes due for the periods ending December 31, 1996 through December 31, 1998. Under the AFRc Louisina offer-in-compromse, the Company will pay the Internal Revenue Service a total of $48,923.11 payable in 24 installments of $2,038.46 per month.

     The offer-in-compromise with regard to AFRC Florida covers the 941 federal payroll taxes for the periods ending September 30, 1997 through December 31, 1998, and the 940 federal payroll taxes due for the period ending December 31, 1998. Under the AFRC Florida offer-in-compromse, the Company will pay the Internal Revenue Service a total of $60,360.02, payable in 24 installments of $2,515 per month.

     Payroll Tax Still Owing
     -----------------------

     The Company still owes the IRS $45,882.92, including interest and penalties for the 1st quarter 2000, $48,949.99, including interest and penalties for the 2nd quarter 2000, and $37,543.79, not including interest and penalties for the 3rd quarter 2000.

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: November __, 2000                           /S/ Stephen F. Owens
                                                  ------------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: November __, 2000                           /S/ Angela M. Raidl
                                                  ------------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                       Chief Financial Officer
                                                       Secretary and Director