Form 10KSB/A
period 1999-12-31
AMERICAN FIRE RETARDANT CORP
filed 2001-01-17
CIK 1049234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

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

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          AMERICAN FIRE RETARDANT CORP.

                                   FORM 10-KSB

                   For The Fiscal Year Ended December 31, 1999

                                     INDEX

                                                                     Page
                                     PART I
                                     ------

Item 1.    Description of Business .....................................    3
Item 2.    Description of Properties ...................................   16
Item 3.    Legal Proceedings ...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders .........   18

                                     PART II
                                     -------

Item 5.    Market for Common Equity and Related Stockholder  Matters ...   18
Item 6.    Management Discussion and Analysis or Plan of Operation .....   19
Item 7.    Financial Statements ........................................   25
Item 8.    Changes in and Disagreements With Accountants on Accounting
           And Financial Disclosures ...................................   46

                                    PART III
                                    --------

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act ..   46
Item 10.   Executive Compensation .......................................  48
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management ...............................................  49

Item 12.   Certain Relationships and Related Transactions ...............  50
Item 13.   Exhibits and Reports on Form 8-K .............................  52

Signatures...............................................................  56

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------

     The Company sustained net losses of $708,204 and $1,072,337 for the fiscal years ending December 31, 1999 and December 31, 1998 respectively, for a decrease of $364,133 or 34%. As discussed in detail below, this loss was attributable mainly to (1) increased legal and accounting fees incurred in connection with the Company's Public Filing, (2) increased interest expense incurred because progress billings on construction projects did not meet factoring payment schedules and thus the Company was liable for large penalties from the factor, and (3) increased travel expenses incurred in connection with both the on-site running of construction jobs and the need of the Company's principals to raise outside capital for continued operations of the business.

     Selling, general and administrative expenses, and bad debt expense has decreased in contract to increased sales for fiscal 1999; Even though, included in SG&A for 1999 are legal and accounting fees specifically attributable to the preparation of the Company's Form 10-SB. These fees amounted to $215,685 in 1999. Throughout 1999 management has made a concerted effort to reduce SG&A. The decreases in SG&A accounts that are directly related to the everyday running of the business have been offset by the legal and accounting fees attributable to the public offering. Management does not feel that these large costs will continue in 2000. Depreciation and amortization expense has risen due to the purchase of equipment needed for increased construction work. There are no significant fluctuations in the depreciation and amortization accounts that warrant any further discussion here. Included in SG & A for 1998 is an expense of $501,816 for 209,090 shares of its common stock which were issued for consulting services. Excluding this one time charge SG & A would have been $648,412 or 31% of sales compared to 28% in 1999.

     Changes in Payroll expense, Outside services, Travel and Entertainment, and Interest expense will be discussed below.

     OPERATIONAL RESULTS
     -------------------

     The following schedule compares the changes in major components of sales, costs of sales, gross margin and expenses between 1999 and 1998.

RESULTS OF OPERATIONS RESTATED TO PROPERLY CLASSIFY EXPENSES AS COST OF GOODS
-----------------------------------------------------------------------------

                                                            Percentage
                                                             Increase
                                  1999          1998        (Decrease)
                              ------------   -----------    -----------
Net Sales
     Chemicals                $  458,201     $  363,376          26.00%
     Textiles                    343,813        301,088          14.20%
     FireStop/FireFilm         1,650,892      1,395,432          18.30%
                              ------------   -----------    -----------
                               2,452,906      2,059,896          19.00%

Cost of Goods
     Chemicals                   100,457         85,881          17.00%
     Textiles                    176,432        119,927          47.00%
     FireStop/FireFilm         1,056,938      1,057,327          (3.00%)
                              ------------   -----------    -----------
                               1,333,827      1,263,135           5.60%

Gross Margin
     Chemicals                   357,744        277,495          28.90%
     Textiles                    167,381        181,161           7.60%
     FireStop/FireFilm           593,954        338,105          75.60%
                              ------------   -----------    -----------
                               1,119,079        796,761          40.50%

SG&A                             690,898      1,150,228         (40.00%)
Payroll                          380,383        328,204          16.00%
Travel & Entertainment           189,038         78,537         140.00%
Depreciation & AmortiZation       68,592         39,286          74.60%
Bad Debt Expense                  22,042         17,370          26.90%
                              ------------   -----------    -----------
                               1,350,953      1,613,625         (16.00%)

Net Loss from Operations        (231,874)      (816,864)        (72.00%)

Interest Expense                 476,330        255,473          86.50%
                              ------------   -----------    -----------

Net Loss                       $(708,204)   $(1,072,337)        (34.00%)

Gross Profit
     Chemicals                       78%            85%
     Textiles                        49%            60%
     FireStop/FireFilm               36%            24%
     Combined                        46%            39%

Percentage of Total Sales
     Chemicals                       19%            18%
     Textiles                        14%            14%
     FireStop/FireFilm               67%            68%

Percentage of Gross Profit
     Chemicals                       33%            35%
     Textiles                        14%            23%
     FireStop/FireFilm               53%            42%

     In 1999 the Company issued 5,859 shares to a consultant. The shares were valued at $0.70 per share which is the price at which the Company issued other shares in 1999. The consultant performed legal and investment banking services for the Company. In 1998 the Company issued 209,090 shares of common stock valued at $2.40 per share which is the price at which the Company issued other shares in 1998.


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

As discussed in Note 11 to the consolidated financial statements, certain errors were discovered regarding the valuation of several stock issuances in 1997 and 1998 which resulted in understatements of previously reported additional paid-in capital and retained deficit for the years ended December 31, 1997 and 1998.



Jones, Jensen & Company
Salt Lake City, Utah
April 5, 2000

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                           (As Restated - See Note 11)


                                     ASSETS
                                     ------

                                                                 December 31,
                                                                     1999
                                                                 ------------
CURRENT ASSETS
   Cash                                                          $     3,408
   Undeposited funds                                                   9,821
   Inventory (Note 1)                                                174,978
   Accounts receivable, net (Notes 1 and 4)                          539,197
                                                                 ------------

     Total Current Assets                                            727,404
                                                                 ------------

PROPERTY AND EQUIPMENT (Notes 1 and 3)                               240,180
                                                                 ------------

OTHER ASSETS

   Restricted cash (Note 4)                                          173,981
   Intangible assets, net                                             42,500
   Deposits and other assets                                          15,115
                                                                 ------------

     Total Other Assets                                              231,596
                                                                 ------------

     TOTAL ASSETS                                                $ 1,199,180
                                                                 ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)
                           (As Restated - See Note 11)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                               December 31,
                                                                  1999
                                                             ---------------
CURRENT LIABILITIES
   Accounts payable                                          $      238,238
   Accrued expenses (Note 10)                                       422,148
   Unearned revenue                                                  96,986
   Shareholder loans (Note 6)                                       209,739
   Notes payable, current portion (Note 5)                          223,372
   Capital leases, current portion (Note 7)                           7,969
   Line of credit (Note 4)                                          755,064
                                                             ---------------

     Total Current Liabilities                                    1,953,516
                                                             ---------------

LONG-TERM LIABILITIES

   Notes payable (Note 5)                                           199,825
   Capital leases, long-term portion (Note 7)                        36,855
                                                             ---------------

     Total Long-Term Liabilities                                    236,680
                                                             ---------------

     Total Liabilities                                            2,190,196
                                                             ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                                       2,351
   Additional paid-in capital                                     1,485,541
   Accumulated deficit                                           (2,478,908)
                                                             ---------------

     Total Stockholders' Equity (Deficit)                          (991,016)
                                                             ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $    1,199,180
                                                             ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                           (As Restated - See Note 11)

                                                                    For the Years Ended
                                                                         December 31,
                                                             ---------------------------------
                                                                  1999              1998
                                                             ---------------   ---------------
NET SALES                                                    $    2,452,906    $    2,059,896

COST OF SALES                                                     1,333,827         1,263,135
                                                             ---------------   ---------------

GROSS MARGIN                                                      1,119,079           796,761
                                                             ---------------   ---------------

OPERATING EXPENSES

   Selling, general and administrative                              690,898         1,150,228
   Payroll expense (Note 1)                                         380,383           328,204
   Travel and entertainment (Note 1)                                189,038            78,537
   Depreciation and amortization expense (Note 1)                    68,592            39,286
   Bad debt expense                                                  22,042            17,370
                                                             ---------------   ---------------

     Total Operating Expenses                                     1,350,953         1,613,625
                                                             ---------------   ---------------

LOSS FROM OPERATIONS                                               (231,874)         (816,864)
                                                             ---------------   ---------------

OTHER EXPENSES

   Interest expense                                                (476,330)         (255,473)
                                                             ---------------   ---------------

     Total Other Expenses                                          (476,330)         (255,473)
                                                             ---------------   ---------------

LOSS BEFORE INCOME TAXES                                           (708,204)       (1,072,337)

PROVISION FOR INCOME TAXES (Note 1)                                 -                  -
                                                             ---------------   ---------------

NET LOSS                                                     $     (708,204)   $   (1,072,337)
                                                             ===============   ===============

BASIC LOSS PER SHARE                                         $        (0.30)   $       (0.52)
                                                             ===============   ===============

BASIC WEIGHTED AVERAGE SHARES                                     2,327,193         2,059,754
                                                             ===============   ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)
                           (As Restated - See Note 11)

                                                      Common Stock               Additional           Stock
                                           ---------------------------------      Paid-in         Subscription       Accumulated
                                               Shares            Amount           Capital           Receivable         Deficit
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1997                      2,018,333    $        2,019    $      732,966    $      (30,000)   $     (698,367)

January 10, 1998: common
 stock issued for cash at $4.20
 per share                                            833                 1             3,498           -                 -

March 2, 1998: common stock
 issued for cash at $4.20 per
 share                                              1,905                 2             7,999           -                 -

May 14, 1998: common stock
 issued for cash at $4.20 per
 share                                              1,667                 2             6,999           -                 -

Receipt of stock subscription                    -                  -                 -                  30,000           -

December 20, 1998: common
 stock issued for consulting
 services valued at $2.40
 per share                                        209,090               209           501,607           -                 -

December 20, 1998: common
 stock issued for interest
 expense and consulting services
 valued at $2.40 per
 share                                             46,833                47           112,352           -                 -

Contribution of capital by
 shareholder for services
 rendered                                        -                  -                  70,500           -                 -

Net loss for the year ended
 December 31, 1998                               -                  -                 -                 -              (1,072,337)
                                           ---------------   ---------------   ---------------   ---------------   ---------------

Balance, December 31, 1998                      2,278,661    $        2,280    $    1,435,921    $      -          $   (1,770,704)
                                           ---------------   ---------------   ---------------   ---------------   ---------------


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                           (As Restated - See Note 11)


                                                      Common Stock                Additional         Stock
                                           ---------------------------------       Paid-in        Subscription       Accumulated
                                               Shares             Amount           Capital         Receivable          Deficit
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Balance, December 31, 1998                      2,278,661    $        2,280    $    1,435,921    $     -           $   (1,770,704)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                         65,127                65            45,525          -                -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                              5,859                 6             4,095          -                -

Net loss for the year ended
 December 31, 1999                                -                 -                 -                -                 (708,204)
                                           ---------------   ---------------   ---------------   ---------------   ---------------

Balance, December 31, 1999                      2,349,647    $        2,351    $    1,485,541    $     -           $   (2,478,908)
                                           ===============   ===============   ===============   ===============   ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                           (As Restated - See Note 11)

                                                                    For the Years Ended
                                                                        December 31,
                                                             ---------------------------------
                                                                  1999              1998
                                                             ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $     (708,204)    $  (1,072,337)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Common stock issued for services and interest                     4,101           614,215
    Depreciation and amortization                                    68,593            67,018
    Bad debt expense                                                 22,042            17,370
    Capital contributed for services rendered                      -                   70,500
   Change in Assets and Liabilities:
    (Increase) decrease in restricted cash                         (111,924)          (62,117)
    (Increase) decrease in accounts receivable                      (88,937)          (56,192)
    (Increase) decrease in deferred charges                        -                  (44,486)
    (Increase) decrease in deposits                                   1,257            (6,683)
    (Increase) decrease in inventory                                (34,483)          (77,128)
    Increase (decrease) in accounts payable                         172,352           (21,308)
    Increase (decrease) in accrued expenses                         192,827           155,720
   (Increase) decrease in undeposited funds                          (9,821)         -
    Increase (decrease) in unearned revenue                          54,296          -
                                                             ---------------   ---------------

       Net Cash (Used) by Operating Activities                     (437,901)         (415,428)
                                                             ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                          (82,170)          (15,866)
                                                             ---------------   ---------------

       Net Cash (Used) by Investing Activities                      (82,170)          (15,866)
                                                             ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                               -                   48,501
  Proceeds from notes payable - related                             115,726           129,000
  Payments on notes payable - related                               (87,983)          (85,300)
  Proceeds from notes payable                                       292,643           382,590
  Proceeds from lines of credit                                     336,195          -
  Payment on lines of credit                                         (9,367)          (79,517)
  Payment on notes payable                                         (123,735)          (47,891)
                                                             ---------------   ---------------

       Net Cash Provided by Financing Activities             $      523,479    $      347,383
                                                             ---------------   ---------------

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                           (As Restated - See Note 11)

                                                                   For the Years Ended
                                                                        December 31,
                                                             ---------------------------------
                                                                  1999              1998
                                                             ---------------   ---------------
NET INCREASE (DECREASE) IN CASH                              $        3,408    $      (83,911)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     -                   83,911
                                                             ---------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $        3,408    $     -
                                                             ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                   $      334,745    $      208,490
  Income taxes                                               $     -           $     -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion of note payable   $       45,590    $     -
  Note payable issued for purchase of Formulation 238        $     -           $       45,000
  Common stock issued for services and interest              $        4,101    $      614,215


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

                                                             For the Year Ended
                                                             December 31, 1999
                                           ---------------------------------------------------
                                               Loss              Shares           Per Share
                                            (Numerator)       (Denominator)         Amount
                                           ---------------   ---------------   ---------------
              Net loss                     $     (708,204)        2,327,193    $        (0.30)
                                           ===============   ===============   ===============


                                                             For the Year Ended
                                                             December 31, 1998
                                           ---------------------------------------------------
                                               Loss              Shares           Per Share
                                             (Numerator)      (Denominator)         Amount
                                           ---------------   ---------------   ---------------

              Net loss                     $   (1,072,337)        2,059,754     $       (0.52)
                                           ===============   ===============   ===============

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

              q.  Operating Expenses

              Payroll expense, travel and entertainment and depreciation and amortization expense amounts exclude the portions allocated to cost of sales.

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

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 1999:



                                                               December 31,
                                                                  1999
              Machinery and equipment                        $      184,302
              Vehicles                                               93,605
              Building                                               90,733
              Land                                                   10,000
              Furniture and fixtures                                 21,652
              Leasehold improvements                                  5,324
                                                             ---------------
                                                                    405,616
              Less accumulated depreciation                        (165,436)
                                                             ---------------

                                                             $      240,180
                                                             ===============


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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 5 -      NOTES PAYABLE

              Notes payable at December 31, 1999 consisted of the following:
                                                                                                   December 31,
                                                                                                      1999
              Note payable to a bank secured by property and equipment, interest                 ---------------
               at  8.5%  on the  outstanding  balance,  principal  and  interest payments of $925, due monthly, maturing December
               2006.                                                                             $       58,557

              Note payable to a bank, secured by property accruing
               interest at 7.75%, principal and  interest payments of
               $867 due monthly, maturing September 2001.                                                16,768

              Note payable to a bank,  secured by equipment accruing interest at
               12.5%, principal and interest payments of $503,
               due April 15, 2001.                                                                        7,796

              Notes payable to a bank, secured by vehicles, accruing interest at
               8.9%, principal and interest payments of $866,
               maturing October 2001.                                                                    16,838

              Note payable to St. Martin Bank bearing interest at 9.75%,
               secured by building and due on April 20, 2006.                                           146,238

              Note payable to an individual, unsecured, interest rate of
               72% if the Company defaults.  Principal and interest payments
               of $12,500 due monthly, maturing August 2000.                                            100,000

              Note payable to suppliers, secured by equipment,
               interest at 10%, due on demand.                                                           77,000
                                                                                                 ---------------

                   Total notes payable                                                                  423,197

                   Less: current portion                                                               (223,372)
                                                                                                 ---------------

                   Long-term notes payable                                                       $      199,825
                                                                                                 ===============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 -      NOTES PAYABLE (Continued)

              Maturities of long-term debt are as follows:

              Year ending December 31:
                     2000                                                                        $      223,372
                     2001                                                                                43,418
                     2002                                                                                29,292
                     2003                                                                                32,427
                     2004                                                                                34,947
                     Thereafter                                                                          59,741
                                                                                                 ---------------

              Total                                                                              $      423,197
                                                                                                 ===============

NOTE 6 -      SHAREHOLDER LOANS



                                                                                                    December 31,
                                                                                                     1999


              Note payable to shareholder dated November 3, 1996 and February 3,
               1997, interest imputed at 10%, unsecured,
               due on demand.                                                                    $       38,000

              Note  payable to  shareholder  dated  October  28,  1998,  bearing interest at 6.00%, guaranteed by the president of the Company,
               due on demand.                                                                            75,870

              Note  payable  to  shareholder  dated  October  3,  1997,  bearing interest at 10.50%, secured by Company stock and due
               August 1999.                                                                              95,869
                                                                                                 ---------------

                                                                                                 $      209,739

                                                                                                 ===============

              All amounts are due on demand and are classified as current liabilities.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 7 -      CAPITAL LEASES

              Equipment payments under capital leases as of December 31, 1999 is summarized as follows:

                          Year Ended
                           December 31,

                            2000                                                                 $       19,997
                            2001                                                                         19,997
                            2002                                                                         19,997
                            2003                                                                         11,665
                                                                                                 ---------------

                     Total minimum lease payments                                                        71,656

                     Less interest and taxes                                                            (26,832)
                                                                                                 ---------------

                     Present value of net minimum lese payments                                          44,824

                     Less current portion                                                                (7,969)
                                                                                                 ---------------

                     Long-term portion of capital lease obligations                              $       36,855
                                                                                                 ===============

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Leases

              The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of 44,155 and expires
              May 31, 2002. The Company has leased an apartment in Louisiana which calls for monthly payments of $925 per month and expires on April 30, 1999. Future minimum lease payments are as follows:

                                                                                                     Amount
                                                                                                 ---------------
                     2000                                                                        $       49,860
                     2001                                                                                49,860
                     2002                                                                                24,930
                                                                                                 ---------------

                            Total                                                                $      124,650
                                                                                                 ===============


              Rent expense for the years ended December 31, 1999 and 1998 was $63,020 and $63,244, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 8 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Employment Contract
              -------------------

              The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the years ended December 31, 1999 and 1998 was $38,500 and $38,500, respectively. This contract is currently is dispute.

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

              On December 20, 1998, the Company issued 209,090 shares of common stock valued at $2.40 per share for consulting services.

              On December 20, 1998,  the Company  issued 46,833 shares of common
              stock  valued  at  $2.40  per  share  for  interest   expense  and
              consulting services.

              On March 31, 1999, the Company issued 65,127 shares of common stock valued at $0.70 per share for reduction in a related party note payable and interest.

              On September 22, 1999, the Company issued 5,859 shares of common stock valued at $0.70 per share for consulting services.

              Currently, the Company has no established market for its common stock. Accordingly, the stock issuances are valued at the fair market value of the goods or services received, as well as the fair value of the Company's common stock as determined by examining previous and subsequent issuance valuations.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 10 -      ACCRUED EXPENSES
               Accrued expenses consisted of the following at December 31, 1999:

                     Contract liability                                                          $       30,000
                     Payroll taxes - federal and state                                                  359,300
                     Accrued interest                                                                    12,791
                     Sales tax payable                                                                   20,057
                                                                                                 ---------------
               The Company is delinquent in paying payroll  taxes.  Interest and penalties have been accrued on the payroll taxes and are included in the $359,300 liability.  The Company has been current in their payments  from June 1998 to date  and,  as they are able to,  are making additional monthly payments on the delinquent taxes.

NOTE 11 -      CORRECTION OF AN ERROR

               Subsequent to the issuance of the December 31, 1999 consolidated financial statements, the Company determined that certain shares issued for consulting services and interest expense were valued incorrectly. 255,923 shares issued on December 20, 1998 were originally valued at $52,982. It was later determined that the fair value of the shares was $614,215. This difference of $561,233 was recorded as an increase to additional paid-in capital and net loss for the year ended December 31, 1998.
               Therefore, the correction of this error had no effect on the Company's consolidated statement of operations for the year ended
               December 31, 1999.

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                               ---------------------------------
                                                                                    1999              1998
                                                                               ---------------   ---------------

                         Net loss - previously reported                        $      708,204    $      511,104

                         Correction of error                                         -                  561,233
                                                                               ---------------   ---------------

                         Net loss - as adjusted                                $      708,204    $    1,072,337
                                                                               ===============   ===============

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



                                            AMERICAN FIRE RETARDANT CORP.
                                            A Nevada Corporation

Date: January 16, 2001                      /S/ Stephen F. Owens
                                            ------------------------------------
                                            By:  Stephen F. Owens
                                            Its: President and Director


Date: January 16, 2001                      /S/ Angela M. Raidl
                                            ------------------------------------
                                            By:  Angela M. Raidl
                                            Its: Vice President, Chief Financial
                                                 Officer, Secretary and Director