Form 10QSB/A
period 2000-03-31
AMERICAN FIRE RETARDANT CORP
filed 2001-01-17
CIK 1049234

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

                         Index to Financial Statements

                                                                          Page
Balance Sheets  .........................................................  3
Statements of Operations  ...............................................  5
Statements of Stockholders' Equity (deficit) ............................  6
Statements of Cash Flows ................................................  8

Notes to Financial Statements for Period ................................  9

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                March 31,           December 31,
                                                  2000                 1999
                                               ----------           -----------
                                               (Unaudited)          (Restated)
CURRENT ASSETS
   Cash                                       $     -                $    3,408
   Undeposited funds                                -                     9,821
   Inventory                                      106,627               174,978
   Accounts receivable, net                       690,715               539,197
                                               ----------           -----------
     Total Current Assets                         797,342               727,404
                                               ----------           -----------
PROPERTY AND EQUIPMENT                            235,344               240,180
                                               ----------           -----------
OTHER ASSETS

   Restricted cash                                239,537               173,981
   Intangible assets, net                          38,250                42,500
   Deposits and other assets                       15,736                15,115
                                               ----------           -----------
     Total Other Assets                           293,523               231,596
                                               ----------           -----------
     TOTAL ASSETS                             $ 1,326,209           $ 1,199,180
                                               ==========           ===========

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            March 31,   December 31,
                                                              2000          1999
                                                          ------------  ------------
                                                          (Unaudited)    (Restated)
CURRENT LIABILITIES
   Cash overdraft                                         $    14,157   $    -
   Accounts payable                                           239,818       238,238
   Accrued expenses                                           387,001       422,148
   Unearned revenue                                            29,963        96,986
   Shareholder loans                                          209,640       209,739
   Notes payable, current portion                              94,018       223,372
   Capital leases, current portion                              3,179         7,969
   Line of credit                                           1,046,083       755,064
   Subscribe stock issuance                                     5,000        -
                                                          ------------  ------------
     Total Current Liabilities                              2,028,859     1,953,516
                                                          ------------  ------------
LONG-TERM LIABILITIES

   Notes payable                                              303,095       199,825
   Capital leases, long-term portion                           36,855        36,855
                                                          ------------  ------------
     Total Long-Term Liabilities                              339,950       236,680
                                                          ------------  ------------
     Total Liabilities                                      2,368,809     2,190,196
                                                          ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,349,647 shares issued and
    outstanding                                                 2,351         2,351
   Additional paid-in capital                               1,485,541     1,485,541
   Accumulated deficit                                     (2,530,492)   (2,478,908)
                                                          ------------  ------------
     Total Stockholders' Equity (Deficit)                  (1,042,600)     (991,016)
                                                          ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                    $ 1,326,209   $ 1,199,180
                                                          ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2000          1999
                                                          -----------   ------------
NET SALES                                                 $   881,811   $   552,243

COST OF SALES                                                 432,051       251,013
                                                          ------------  ------------
GROSS MARGIN                                                  449,760       301,230
                                                          ------------  ------------
EXPENSES

   Selling, general and administrative                        180,566       161,130
   Payroll expense                                             98,138       119,473
   Travel and entertainment                                    63,460        11,122
   Depreciation and amortization expense                       15,958        11,460
   Bad debt expense                                             7,303         5,463
                                                          ------------  ------------
     Total Expenses                                           365,425       308,648
                                                          ------------  ------------
INCOME (LOSS) FROM OPERATIONS                                  84,335        (7,418)
                                                          ------------  ------------
OTHER EXPENSES

   Interest expense                                          (135,919)      (72,494)
                                                          ------------  ------------
     Total Other Expenses                                    (135,919)      (72,494)
                                                          ------------  ------------
LOSS BEFORE INCOME TAXES                                     (135,919)      (79,912)

PROVISION FOR INCOME TAXES                                     -             -
                                                          ------------  ------------
NET LOSS                                                  $   (51,584)  $   (79,912)
                                                          ============  ============
BASIC LOSS PER SHARE                                      $     (0.02)  $     (0.04)
                                                          ============  ============
BASIC WEIGHTED AVERAGE SHARES                               2,327,193     2,278,661
                                                          ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                       Additional      Stock
                                                                  Common Stock          Paid-in     Subscription  Accumulated
                                                             Shares        Amount       Capital      Receivable     Deficit
                                                          ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997                                  2,018,333   $     2,019   $   732,966   $   (30,000)  $  (698,367)

January 10, 1998: common
 stock issued for cash at $4.20
 per share                                                        833             1         3,498        -             -

March 2, 1998: common stock
 issued for cash at $4.20 per
 share                                                          1,905             2         7,999        -             -

May 14, 1998: common stock
 issued for cash at $4.20 per
 share                                                          1,667             2         6,999        -             -

Receipt of stock subscription                                  -              -            -             30,000        -

December 20, 1998: common
 stock issued for consulting
 services valued at $2.40
 per share                                                    209,090           209       501,607        -             -

December 20, 1998: common
 stock issued for interest
 expense valued at $2.40 per
 share                                                         46,833            47       112,352        -             -

Contribution of capital by
 shareholder for services
 rendered                                                      -             -             70,500        -             -

Net loss for the year ended
 December 31, 1998                                             -             -             -             -         (1,072,337)
                                                          ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                                  2,278,661   $     2,280   $ 1,435,921   $    -        $(1,770,704)
                                                          ------------  ------------  ------------  ------------  ------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                Common Stock           Additional      Stock
                                                          --------------------------    Paid-in     Subscription  Accumulated
                                                            Shares         Amount       Capital      Receivable     Deficit
                                                          ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                                  2,278,661   $     2,280   $ 1,435,921   $    -        $(1,770,704)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                                     65,127            65        45,525        -             -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                          5,859             6         4,095        -             -

Net loss for the year ended
 December 31, 1999                                             -             -             -             -           (708,204)
                                                          ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1999                                  2,349,647         2,351     1,485,541        -         (2,478,908)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                                                   -             -             -             -            (51,584)
                                                          ------------  ------------  ------------  ------------  ------------
Balance, March 31, 2000
 (unaudited)                                                2,349,647   $     2,351   $ 1,485,541   $    -        $(2,530,492)
                                                          ============  ============  ============  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          For the Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                              2000          1999
                                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $   (51,584)  $   (79,912)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
     Depreciation and amortization                             15,958        18,008
     Bad debt expense                                           4,630         5,463
     Stock issued for interest expense                         -             11,179
   Change in assets and liabilities:
     (Increase) decrease in restricted cash                   (65,556)       -
     (Increase) decrease in undeposited funds                   9,820        -
     (Increase) decrease in accounts receivable              (156,769)       11,834
     (Increase) decrease in inventory                          68,351        16,246
     Increase (decrease) in accounts payable                    1,579        (5,198)
     Increased (decrease) in accrued expenses                 (35,146)       39,126
     Increase (decrease) in unearned revenue                  (67,023)       27,205
                                                          ------------  ------------
       Net Cash Provided (Used) by Operating Activities      (275,740)       43,951
                                                          ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                     (6,872)       (7,060)
                                                          ------------  ------------
       Net Cash (Used) by Investing Activities                 (6,872)       (7,060)
                                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft                       14,157        -
   Proceeds from subscribed stock                               5,000        -
   Payments on notes payable - related                             98        -
   Proceeds from lines of credit                              291,019       (43,402)
   Payment on notes payable                                   (31,070)      (26,814)
                                                          ------------  ------------
       Net Cash Provided (Used) by Financing Activities       279,204       (70,216)
                                                          ------------  ------------
NET INCREASE (DECREASE) IN CASH                                (3,408)      (33,325)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  3,408        62,057
                                                          ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $    -        $    28,732
                                                          ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                $    94,386   $    56,437
  Income taxes                                            $    -        $    -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                            $    -        $    34,411
  Common stock issued for interest                        $    -        $    11,179


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

NOTE 2 - GOING CONCERN

          These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $2,005,850 as well as current liabilities in excess of current assets of $1,231,517, which raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

              Leases
              ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments, excluding common area charges, are as follows:

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
                                                          ============

          Rent expense for the three months ended March 31, 2000 and 1999 was $15,921 and $15,728, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

          Employment Contract
          -------------------

          The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the three months ended March 31, 2000 and 1999 was $9,625 and $9,625, respectively. This contract is currently in dispute.

          Vehicle and Equipment Operating Leases
          --------------------------------------

          The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2000.

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the three months ended March 31, 2000 and 1999 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: January 15, 2001                            /S/ Stephen F. Owens
                                                  ------------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: January 15, 2001                            /S/ Angela M. Raidl
                                                  ------------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                       Chief Financial Officer
                                                       Secretary and Director