Form 10QSB/A
period 2000-06-30
AMERICAN FIRE RETARDANT CORP
filed 2001-01-17
CIK 1049234

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                            June 30,    December 31,
                                                              2000          1999
                                                          ------------  ------------
                                                          (Unaudited)    (Restated)

CURRENT ASSETS
   Cash                                                   $    -        $     3,408
   Undeposited funds                                           -              9,821
   Inventory                                                  101,803       174,978
   Accounts receivable, net                                   661,831       539,197
                                                          ------------  ------------
     Total Current Assets                                     763,634       727,404
                                                          ------------  ------------
PROPERTY AND EQUIPMENT                                        229,672       240,180
                                                          ------------  ------------
OTHER ASSETS

   Restricted cash                                            156,337       173,981
   Intangible assets, net                                      34,000        42,500
   Deposits and other assets                                   16,415        15,115
                                                          ------------  ------------
     Total Other Assets                                       206,752       231,596
                                                          ------------  ------------
     TOTAL ASSETS                                         $ 1,200,058   $ 1,199,180
                                                          ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                            June 30,    December 31,
                                                              2000          1999
                                                          ------------  ------------
                                                          (Unaudited)    (Restated)

CURRENT LIABILITIES
   Cash overdraft                                         $    72,825   $    -
   Accounts payable                                           192,840       238,238
   Accrued expenses                                           422,714       422,148
   Unearned revenue                                             9,350        96,986
   Shareholder loans                                          177,438       209,739
   Notes payable, current portion                             103,503       223,372
   Capital leases, current portion                              3,179         7,969
   Line of credit                                           1,048,105       755,064
                                                          ------------  ------------
     Total Current Liabilities                              2,029,954     1,953,516
                                                          ------------  ------------
LONG-TERM LIABILITIES

   Notes payable                                              303,095       199,825
   Capital leases, long-term portion                           33,699        36,855
                                                          ------------  ------------
     Total Long-Term Liabilities                              336,794       236,680
                                                          ------------  ------------
     Total Liabilities                                      2,366,748     2,190,196
                                                          ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 and 2,349,647 shares
    issued and outstanding, respectively                        2,361         2,351
   Additional paid-in capital                               1,490,532     1,485,541
   Accumulated deficit                                     (2,659,583)   (2,478,908)
                                                          ------------  ------------
     Total Stockholders' Equity (Deficit)                  (1,166,690)     (991,016)
                                                          ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                                   $ 1,200,058   $ 1,199,180
                                                          ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           For the                     For the
                                                      Six Months Ended             Three Months Ended
                                                          June 30,                     June 30,
                                                  --------------------------  --------------------------
                                                      2000         1999          2000           1999
                                                  ------------  ------------  ------------  ------------
NET SALES                                         $ 1,541,072   $ 1,021,544   $   659,261   $   469,301

COST OF SALES                                         632,191       475,295       200,140       224,282
                                                  ------------  ------------  ------------  ------------
GROSS MARGIN                                          908,881       546,249       459,121       245,019
                                                  ------------  ------------  ------------  ------------
EXPENSES

   Selling, general and administrative                805,349       589,726       463,185       286,823
   Depreciation and amortization expense               20,393        18,746         4,435         7,286
   Bad debt expense                                     9,132        10,859         1,829         5,396
                                                  ------------  ------------  ------------  ------------
     Total Expenses                                   834,874       619,331       469,449       299,505
                                                  ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS                          74,007       (73,082)      (10,328)      (54,486)
                                                  ------------  ------------  ------------  ------------
OTHER EXPENSES

   Interest expense                                  (254,682)     (144,451)     (118,763)      (83,135)
                                                  ------------  ------------  ------------  ------------
     Total Other Expenses                            (254,682)     (144,451)     (118,763)      (83,135)
                                                  ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES                             (180,675)     (217,533)     (129,091)     (137,621)

PROVISION FOR INCOME TAXES                             -             -             -              -
                                                  ------------  ------------  ------------  ------------

NET LOSS                                          $  (180,675)  $  (217,533)  $  (129,091)  $  (137,621)
                                                  ------------  ------------  ------------  ------------
BASIC LOSS PER SHARE                              $     (0.07)  $     (0.19)  $     (0.05)  $     (0.26)
                                                  ============  ============  ============  ============
BASIC WEIGHTED AVERAGE SHARES                       2,355,032     1,155,613     2,355,032       577,806
                                                  ============  ============  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                               Additional      Stock
                                                         Common Stock           Paid-in     Subscription  Accumulated
                                                     Shares        Amount       Capital      Receivable     Deficit
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                          2,278,661   $     2,280   $ 1,435,921   $    -        $(1,770,704)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                             65,127            65        45,525        -             -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                  5,859             6         4,095        -             -

Net loss for the year ended
 December 31, 1999                                     -             -             -             -           (708,204)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1999                          2,349,647         2,351     1,485,541        -         (2,478,908)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                       10,000            10         4,991        -             -

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                           -             -             -             -           (180,675)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, June 30, 2000
 (unaudited)                                        2,359,647   $     2,361   $ 1,490,532   $    -        $(2,659,583)
                                                  ============  ============  ============  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the                     For the
                                                       Six Months Ended           Three Months Ended
                                                           June 30,                    June 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                        $  (180,675)  $  (217,533)  $  (129,091)  $  (137,621)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense           -             11,179        -             -
    Depreciation and amortization                      32,101        36,016        16,143        18,008
    Bad debt expense                                    6,459        10,859         1,829         5,396
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable       (129,210)       60,181        27,055        48,349
    (Increase) decrease in deposits                    (1,182)       -               (678)       -
    (Increase) decrease in inventory                   73,175        17,244         4,824           998
    (Increase) decrease in prepaid expenses
      and intangibles                                  -             -             -             -
   (Increase) decrease in restricted cash              17,644        29,160        83,199       (19,018)
   Increase (decrease) in undeposited funds             9,820        -             -             -
    Increase (decrease) in accounts payable           (45,399)       22,882       (46,978)       28,080
    Increase (decrease) in accrued expenses               567        29,005        35,713       (10,123)
    Increase (decrease) in unearned revenue           (87,636)        -           (20,612)      (27,205)
                                                  ------------  ------------  ------------  ------------
       Net Cash Provided (Used) by
      Operating Activities                           (304,336)       (1,007)      (28,596)      (93,136)
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                            (13,092)       (9,420)       (6,220)       (2,360)
                                                  ------------  ------------  ------------  ------------
       Net Cash (Used) by Investing Activities        (13,092)       (9,420)       (6,220)       (2,360)
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Increase (decrease) in cash over draft               72,825        13,648        58,668        23,110
  Proceeds from subscribed stock                       -             -             (5,000)       -
  Proceeds from notes payable - related                -             -             -             -
  Payments on notes payable - related                 (32,301)      (12,472)      (72,238)      (12,472)
  Proceeds from sale of common stock                    5,000        -              5,000        -
  Proceeds from notes payable                          -            105,000        46,363       105,000
  Proceeds from lines of credit                       293,041        -              2,023         3,170
  Paydown on line of credit                            -            (40,232)       -             -
  Payment on notes payable                            (24,545)      (55,517)       -            (28,703)
                                                  ------------  ------------  ------------  ------------
       Net Cash Provided by Financing Activities  $   314,020   $    10,427   $    34,816   $    90,105
                                                  ------------  ------------  ------------  ------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the                     For the
                                                       Six Months Ended           Three Months Ended
                                                          June 30,                      June 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                   $    (3,408)  $    -        $    -        $    (5,391)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   3,408        -             -              5,391
                                                  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $    -        $    -        $    -        $    -
                                                  ============  ============  ============  ============
SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                        $   254,682   $   115,693   $   118,763   $    59,256
  Income taxes                                    $    -        $    -        $    -        $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion
   of note payable                                $    -        $    45,590   $    -        $    -


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

NOTE 2 - GOING CONCERN

          These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $2,134,941 and current liabilities in excess of current assets of $1,266,320, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments, excluding common area charges, are as follows:

                                                                Amount
                                                              ----------

                    2000                                      $   49,860
                    2001                                          49,860
                    2002                                          24,930
                                                              ----------
                         Total                                $  124,650
                                                              ----------

          Rent expense for the six months ended June 30, 2000 and 1999 was $31,198 and $31,671, respectively.

                      AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

          Employment Contract
          -------------------

          The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the six months ended June 30, 2000 and 1999 was $19,250 and $19,250, respectively. This contract is currently in dispute.

          Vehicle and Equipment Operating Leases
          --------------------------------------

          The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2000.

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the six months ended June 30, 2000 and 1999 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

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