Form 10QSB/A
period 2000-09-30
AMERICAN FIRE RETARDANT CORP
filed 2001-01-17
CIK 1049234

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

     This Form 10-QSB has 22 pages, the Exhibit Index is located at page 19.

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



              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                  September 30  December 31,
                                                      2000         1999
                                                  ------------  ------------
                                                  (Unaudited)    (Restated)

CURRENT ASSETS
   Cash                                           $    -        $     3,408
   Undeposited funds                                   -              9,821
   Inventory                                          113,070       174,978
   Accounts receivable, net                           820,937       539,197
                                                  ------------  ------------
     Total Current Assets                             934,007       727,404
                                                  ------------  ------------
PROPERTY AND EQUIPMENT                                214,707       240,180
                                                  ------------  ------------
OTHER ASSETS

   Restricted cash                                    256,023       173,981
   Intangible assets, net                              29,750        42,500
   Deposits and other assets                           15,599        15,115
                                                  ------------  ------------
     Total Other Assets                               301,372       231,596
                                                  ------------  ------------
     TOTAL ASSETS                                 $ 1,450,086   $ 1,199,180
                                                  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                  September 30  December 31,
                                                      2000          1999
                                                  ------------  ------------
                                                  (Unaudited)    (Restated)

CURRENT LIABILITIES
   Cash overdraft                                 $    13,653   $    -
   Accounts payable                                   231,374       238,238
   Accrued expenses                                   444,127       422,148
   Unearned revenue                                    81,000        96,986
   Shareholder loans                                  165,066       209,739
   Notes payable, current portion                     254,204       223,372
   Capital leases, current portion                      3,179         7,969
   Line of credit                                   1,187,815       755,064
                                                  ------------  ------------
     Total Current Liabilities                      2,380,418     1,953,516
                                                  ------------  ------------
LONG-TERM LIABILITIES

   Notes payable                                      235,560       199,825
   Capital leases, long-term portion                   25,317        36,855
                                                  ------------  ------------
     Total Long-Term Liabilities                      260,877       236,680
                                                  ------------  ------------
     Total Liabilities                              2,641,295     2,190,196
                                                  ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 and
    2,349,647 shares issued and outstanding,
    respectively                                       2,361         2,351
    Additional paid-in capital                     1,490,532     1,485,541
    Accumulated deficit                           (2,684,102)   (2,478,908)
                                                  ------------  ------------

     Total Stockholders' Equity (Deficit)         (1,191,209)     (991,016)
                                                  ------------  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                           $1,450,086    $1,199,180
                                                  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          For the                      For the
                                                      Nine Months Ended           Three Months Ended
                                                         September 30,                September 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
NET SALES                                         $ 2,352,712   $ 1,914,924   $   811,640   $   893,380

COST OF SALES                                       1,029,010       912,571       396,819       437,276
                                                  ------------  ------------  ------------  ------------
GROSS MARGIN                                        1,323,702     1,002,353       414,821       456,104
                                                  ------------  ------------  ------------  ------------
EXPENSES

   Selling, general and administrative              1,108,918       941,391       303,569       351,665
   Depreciation and amortization expense               36,352        27,300        15,959         8,554
   Bad debt expense                                     9,132         7,711        -             (3,148)
                                                  ------------  ------------  ------------  ------------
     Total Expenses                                 1,154,402       976,402       319,528       357,071
                                                  ------------  ------------  ------------  ------------
INCOME (LOSS) FROM OPERATIONS                         169,300        25,951        95,293        99,033
                                                  ------------  ------------  ------------  ------------
OTHER EXPENSES

   Interest expense                                  (374,494)     (258,018)     (119,812)     (113,567)
                                                  ------------  ------------  ------------  ------------
     Total Other Expenses                            (374,494)     (258,018)     (119,812)     (113,567)
                                                  ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES                             (205,194)     (232,067)      (24,519)      (14,534)

PROVISION FOR INCOME TAXES                             -             -             -             -
                                                  ------------  ------------  ------------  ------------
NET LOSS                                          $  (205,194)  $  (232,067)  $   (24,519)  $   (14,534)
                                                  ============  ============  ============  ============
BASIC LOSS PER SHARE                              $     (0.08)  $     (0.10)  $     (0.01)  $     (0.01)
                                                  ============  ============  ============  ============
BASIC WEIGHTED AVERAGE SHARES                       2,355,032     2,322,556     2,355,032     2,343,788
                                                  ============  ============  ============  ============

                      AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                               Additional      Stock
                                                         Common Stock           Paid-in     Subscription  Accumulated
                                                     Shares       Amount        Capital      Receivable     Deficit
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                          2,278,661   $     2,280   $ 1,435,921   $    -        $(1,770,704)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                             65,127            65        45,525        -             -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                  5,859             6         4,095        -             -

Net loss for the year ended
 December 31, 1999                                     -             -             -             -           (708,204)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1999                          2,349,647         2,351     1,485,541        -         (2,478,908)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                       10,000            10         4,991        -             -

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                           -             -             -             -           (205,194)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, September 30, 2000
 (unaudited)                                        2,359,647   $     2,361   $ 1,490,532   $    -        $(2,684,102)
                                                  ============  ============  ============  ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the                    For the
                                                      Nine Months Ended           Three Months Ended
                                                          September 30,              September 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                        $  (205,194)  $  (232,067)  $   (24,519)  $   (14,534)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities:
    Common stock issued for interest expense           -             15,280        -              4,101
    Depreciation and amortization                      48,245        54,600        16,144        18,584
    Bad debt expense                                    4,630         7,711        (1,829)       (3,148)
   Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable       (286,487)     (375,465)     (157,277)     (435,647)
    (Increase) decrease in deposits                       716        -              1,316        -
    (Increase) decrease in inventory                   61,908       (70,876)      (11,267)      (88,120)
    (Increase) decrease in prepaid expenses
      and intangibles                                  (1,082)      (10,000)         (500)      (10,000)
   (Increase) decrease in notes receivable             -            (11,822)       -            (11,822)
   (Increase) decrease in restricted cash             (82,042)      (67,130)      (99,686)      (96,290)
   Increase (decrease) in undeposited funds             9,820        -             -             -
    Increase (decrease) in accounts payable            (6,865)      270,861        38,534       247,979
    Increase (decrease) in accrued expenses            21,980        97,720        21,413        68,717
    Increase (decrease) in unearned revenue           (15,987)       45,000        71,649        45,000
                                                  ------------  ------------  ------------  ------------
       Net Cash Provided (Used) by
      Operating Activities                           (450,358)     (276,188)     (146,022)     (275,180)
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

   Disposal of fixed assets                             3,070        -              3,070        -
   Purchase of fixed assets                           (13,092)      (79,413)       -            (69,994)
                                                  ------------  ------------  ------------  ------------
       Net Cash (Used) by Investing Activities        (10,022)      (79,413)       (3,070)      (69,994)
                                                  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Increase (decrease) in cash over draft               13,653        34,254       (59,172)       20,606
  Proceeds from notes payable - related                11,178        48,000        11,178        10,000
  Payments on notes payable - related                 (55,850)      (25,575)      (23,549)       (7,955)
  Proceeds from sale of common stock                    5,000        -             -             -
  Proceeds from notes payable                         183,001       157,500       183,001        85,000
  Proceeds from lines of credit                       432,751        -            139,710       267,823
  Paydown on line of credit                            -            227,591        -             -
  Payment on notes payable                           (132,761)      (86,169)     (108,216)      (30,300)
                                                  ------------  ------------  ------------  ------------
       Net Cash Provided (Used) by
      Financing Activities                        $   456,972   $   355,601   $   142,952   $   345,174
                                                  ------------  ------------  ------------  ------------

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                            For the                    For the
                                                        Nine Months Ended         Three Months Ended
                                                          September 30,               September 30,
                                                  --------------------------  --------------------------
                                                      2000          1999          2000          1999
                                                  ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                   $    (3,408)  $    -        $    -        $    -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   3,408        -             -             -
                                                  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $    -        $    -        $    -        $    -
                                                  ============  ============  ============  ============
SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR

  Interest                                        $   374,494   $   174,038   $   119,812   $    58,345
  Income taxes                                    $    -        $    -        $    -        $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion
   of note payable                                $    -        $    49,691   $    -        $     4,101


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

NOTE 2 - GOING CONCERN

          These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $2,159,460 which, as well as current liabilities in excess of current assets of $1,446,411, raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

          Leases
          ------

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments, excluding common area charges are as follows:

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

          Rent expense for the nine months ended September 30, 2000 and 1999 was $55,018 and $54,963, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

          Employment Contract
          -------------------

          The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the nine months ended September 30, 2000 and 1999 was $28,875 and $28,875, respectively. This contract is currently in dispute.

          Vehicle and Equipment Operating Leases
          --------------------------------------

          The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2000.

          Royalty Agreement
          -----------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the nine months ended September 30, 2000 and 1999 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

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

     The increase of current assets at September 30, 2000 over December 31, 1999 is due primarily to the increase in accounts receivable from $539,197 to $820,937 an increase of $281,740 or 52%. The Company's days-sales-outstanding ratio at September 30, 2000 was 35 days compared to 44 days at September 30, 1999 and 22 days at december 31, 1999. The Company's sales contracts are cyclical with large term (i.e. slow paying) contracts in Spring and Summer and short term (i.e. quicker paying) contracts in Fall and Winter.

     The increase in current assets at September 30, 2000 also included a decrease in inventory from $174,978 at December 31, 1999 to $113,070 at September 30, 2000 a decrease of $61,908 of 35%. Inventory declined because the longer term contracts in the Summer require less materials. The Company expects to replenish the inventories in the fourth quarter.

     The balance of current liabilities at September 30, 2000 is $2,380,418 and at December 31, 1999 is $1,953,516. The increase of $426,902 or 18% is due primarily to an increase in the line of credit from $755,064 to $1,187,185, an increase of $432,751 or 57%. The line of credit was drawn down to finance the increased accounts receivable. As the receivables are collected in the fourth quarter the Company anticipates paying down the line of credit.

     At September 30, 2000 the Company had insufficient cash flow from operations to meet is current cash obligations.

     Results of Operations
     ---------------------

     For the nine months ended September 30, 2000 and September 30, 1999
     --------------------------------------------------------------------

     Sales for the nine months ended September 30, 2000 were $2,352,712 compared to $1,914,924 for the same period in 1999, resulting in an increase of $437,788 or 23%. Cost of goods sold for the nine months ended September 30, 2000 was $1,029,010 or 44% of sales, compared to $912,571 or 48% of sales for 1999. Gross margin was $1,323,702 or 56% of sales and $1,002,353 or 52% of sales for the same periods respectively. The sales growth was the results of the Company's expanded marketing effort. The increased gross margin was the result of focusing on contracts which require less materials.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the nine months ended September 30, 2000 includes depreciation of $36,352. Selling, general and administrative expenses were $1,108,918 or 47% of sales, for the nine months ended September 30, 2000 and $941,391 or 49% of sales for the same period in 1999, resulting in an increase of $167,527 or 18%. The increase is due primarily to the growth in sales volume. The percentage decline came from the Company holding its fixed costs unchanged while increasing revenues.

     For the three months ended September 30, 2000 and September 30, 1999
     --------------------------------------------------------------------

     Sales for the three months ended September 30, 2000 were $811,640 compared to $893,380 for the same period in 1999, resulting in a decrease of $81,740 or 9%. Cost of goods sold for the three months ended September 30, 2000 was $396,819 or 49% of sales, compared to $437,276 or 49% of sales for 1999. Gross margin was $414,821 or 51% of sales and $456,104 or 51% of sales for the same periods respectively. The Company was unsuccessful in maintaining the growth in sales it had in the first 2 quarters of 2000. However, the sales made required less materials and therefore generated higher gross margins.

     Operating expenses include primarily depreciation and amortization expense and general and administrative expenses. Depreciation and amortization expense for the three months ended September 30, 2000 includes depreciation of $15,959. Selling, general and administrative expenses were $303,569 or 37% of sales, for the three months ended September 30, 2000 and $351,665 or 39% of sales for the same period in 1999. The Company has continued to cut variable overhead costs and to not incur additional fixed costs.

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