Form 10KSB
period 2000-12-31
AMERICAN FIRE RETARDANT CORP
filed 2001-03-30
CIK 1049234

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                   FORM 10-KSB
                                 --------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

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

                         Common Stock, $0.001 Par Value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 2000 were $2,764,691.

     As of December 31, 2000, there were 2,359,647 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant on December 31, 2000 was $0 as no public market presently existed for the shares.

     Documents Incorporated by Reference: None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                              CAUTIONARY STATEMENT

     This Annual Report on Form 10-KB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Fire Retardant Corp., (hereby referred to as "The Company"), and its management's assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and any variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" set forth on pages through as well as those noted in the documents incorporated herein by reference. Unless required by law, The Company, undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------
Item 1.  Description of Business
--------------------------------

     American Fire Retardant Corporation (hereby referred to as "The Company") is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and provides fire resistive finishing services through the Company's "Textile Processing Center" for commercial users. The Company also designs new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and is active in the construction industry as sub-contractors for fire stop and fire film installations.

Key Products and Services
-------------------------

     The Company offers a wide range of products and services. The Company is actively engaged in the following operations, which are divided into three areas of sales income:

          (1) Manufacturer of Fire Retardant Chemicals and Coatings. The Company has several proprietary formulations. Raw materials are ordered from several supply sources such as B. F. Goodrich, Van Waters & Rogers, and Rhodia. With precise mixing instructions these formulations are made into fire retardant chemicals for resale and in-house use for fire retarding fabrics and other products.

          (2) Textile Processing Center for Fire Resistive Fabrics. The Company applies fire retardant chemicals to fabrics for commercial customers. The company's main clients are purchasing agents who are hired by major hotel chains to assist the hotels as "buyers" during new construction or refurbishing. Because of the fire standards and codes that are enforced through city ordinances, it is mandatory for fabrics such as upholstery and drapes to meet the flammability requirements when installed in publicly used buildings. The clients fabrics are shipped to the Company's business location where the fabrics are processed to meet the necessary flammability standards and shipped to the clients desired location.

          (3) Firestop and Firefilm Installation. The Company is recognized by the State Contractors Board of California as a subcontractor in the field of Fireproofing- California License #788543. Firestop and Fire Film is a service the company offers in the new and retrofit construction industry.

Manufacturer of Fire Retardant Chemicals and Coatings
-----------------------------------------------------

     The Company's chemical sales have not proceeded as fast as they could because the Company's attention has been directed to handling the rapid increase in fire stop and fire film sales. The core of the Company has always been the chemical area of operations with the focus on manufacturing, marketing and distribution of the Company's current product lines. Chemicals consists of two different classes:

          (1) Company owned: Where the Company is the owner of several formulations (both proprietary and patented) that the company manufactures and markets;

          (2) Non-exclusive marketed products: Where the Company has agreements to market several fire retardant products that are owned by other entities, on a non-exclusive basis.

Proprietary Products
--------------------

     FyberixTM2000V is a non-durable fire retardant compound designed for use on textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries. (i.e. cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. U.S. Patent #5.631.047

     FirextraTM1000 is sold in either concentrate or ready-to-use form and is a proprietary product, which is a primary all-purpose, non-durable aqueous saline, based fire retardant compound. It is used on almost every type of textile fabric
- natural, synthetic, or blended. It may be used on unfinished wood and wood products as well as hay and paper. It is effective in treating leather and is used by the major leather tanners in the United States.

     FyberixTM2000 is a proprietary formulation, which is an all-purpose, non-durable aqueous saline-based fire retardant and anti-soiling compound. It is designed for fabrics used as upholstery, drapery and curtain.

     FirextraTMNS200 is a proprietary formulation, which is an all-purpose non-durable, and non-saline aqueous based fire retardant compound. It is used on almost every type of textile fabric, natural, synthetic, or blended. It is especially useful for treating fabrics where chemical salt content could present problems.

     FirextraTM4000 is a proprietary formulation which is an aqueous saline based fire retardant compound. It is designed to treat unfinished wood and wood products, thatch and bamboo. Wood products treated with this product should be kept indoors or away from weathering unless the surface has been sealed with a paint or sealant after application.

     FirextraTM4135 is a proprietary formulation which is a non-durable aqueous saline based fire retardant compound. It is designed to treat spun woven polyester fabrics.

     FirextraTM5000 is a proprietary formulation which is a non-durable aqueous saline based fire retardant compound. It is designed specifically for nylon fabrics.

     FirextraTMUV-11 is a proprietary and highly complex formulation which is a concentrate that can be diluted with plain water or added to other fire retardant or soil protection compounds to afford an effective block against Ultra Violet "B" waves that cause color fading, fabric thread weakening and fabric aging.

     FirextraTMFBC is a proprietary formulation, which is latex in an aqueous base. It is manufactured for the Company by a major chemical manufacturing company and can only be obtained from them by a confidential coded number. The formula is the proprietary formulation of the B. F. Goodrich Company, which was created for use by the Company. There is no contract with regard to the development by B.F. Goodrich of this formulation for the Company and the product can only be ordered by a confidential coded number, which was assigned to the Company by the B.F. Goodrich Company. The product is used on the backside of hard-to-treat textile products. In addition to providing fire resistance the product adds fabric strength and integrity to the fabric. B.F. Goodrich, is the major chemical supplier of Firextra FBC.

     FirextraTM238 is a proprietary formulation that is an acrylic base clear coating fire retardant compound. It is used on thatch, bamboo and other wood products that must be used outdoors and/or be exposed to the elements of weather. It must be re-applied every three years to maintain its integrity.

     Overall, the Company's existing chemical product line is broad for today's marketplace and consists mainly of water based fire retardant chemicals. The Company's products are able to treat a wide variety of manufactured goods and with the addition of intumescent paints and other fire retardant coatings, we are now able to provide additional services to the customer.

     Research and development is continuously needed for the expansion of the Company's lines. Development of the next generation of fire retardant formulations is limited only by the need for a research staff and additional capital. Product development is necessary in order to progress and further develop products for the future. The Company's products either meet or exceed the various protocols as required by local, state and federal regulation. All products are thoroughly tested and certified by the State of California Fire Marshall's Office. In order to sell or market a fire retardant chemical in the State of California, an outside laboratory for the chemical's use must test each chemical. All other states have the choice to utilize their own state's regulations or to adopt the more restrictive standards mandated by the State of California. Because the Company follows the California rules, which are the most restricted, the Company believes it to be in compliance. In California, a copy of the test for flammability, as performed by the company, is sent to the State Fire Marshall's Office, along with a sample of the chemical and the fabric or item that the chemical is specifically designed to treat. The State Fire Marshall's Office performs their own flammability test, issuing a certification number on the product if it passes their test.

Textile Processing Center for Fire Resistive Fabrics
----------------------------------------------------

     Since 1993, the Company has been successfully treating a wide variety of fabrics, and has become technical consultants in the field of topically treating yard goods and piece goods in the commercial industry. Due to the limited number of fire retardant consultants in the United States, commercial customers are forced to comply with their local fire ordinances. Their local inspectors tell them what ordinances they must comply with but are not told how to comply with such ordinances. For the past four years, the Company has been committed to assisting clients in solving their fire ordinance problems. The Company's ability to successfully treat a wide variety of fabrics has been due to the ability to create and manufacture fire retardants to meet the hundreds of different fabric blends that are in the market place. Because of this success, most of the Company's fabric business is through referrals from current customers. As more emphasis and manpower is placed on enforcing the stringent flammability codes concerning the use of textiles, the growth of the fabric processing division is expected to increase.

     For four (4) years the Company has used and is currently using a process called "topical coatings" to meet the current flammability standards. The Company believes that this process will become second to a new "durable" textile process and will be in demand within the next two years affecting the fire retardant industry as a whole. The differences between these two processes are as follows:

          (1) Topical coating chemicals are applied to the surface of the fabrics and air-dried. If the fabric is laundered the treatment will wash out and re-treatment is necessary;

          (2) Durable processing chemicals are applied to fabrics that are absorbed into the fibers of the fabric and a controlled heat cure is used for drying. This locks the fire retardants into the fiber, which can withstand multiple washings.

     Currently, the only areas within the United States that require residential as well as commercial upholstered furniture to be fire treated and to meet fire testing is the State of California, the City of Boston and the City of New York. Outside of the United States, the United Kingdom has been the only producer of fire resistant upholstery for the last 10 years. The testimony from the advisors of the United Kingdom was the Consumer Product Safety Commission's ("CPSC's") strongest source of information. The CPSC staff concluded that a national upholstered furniture flammability standard is feasible, cost effective and that no evidence exists of any possible hazards to humans from fire retardant chemicals that would be used to meet the standard.

     The Company has the durable technology and is planning to enter the durable fire resistive fabric marketplace within the next two years. Due to the cost of the durable processing equipment, the company is currently unable to enter the marketplace. Currently, in the United States there are only a few small fire retardant firms using topical coatings. The number of fire retardant firms can be obtained from The State of California Fire Marshall's Office. The Company knows of no major operations at this time that would be able to handle the potential volume when the CPSC legislation is in force.

     Current applications of the Company's various fire retardant compounds are accomplished through three procedures.

          (1) Textiles processing for fire resistive fabric treatments are in bulk rolled goods (by the yard). Applications are designed for interior designers, hotels and purchasing agents, restaurants, hospitals, schools, business, etc.

          (2) Piece or finished goods, such as wood, mini-blinds, hay, costumes, thatch roofing, tents, artificial foliage, props, etc. applications cater to the theme park industry, theater sets, construction, exterior decorative materials for restaurants and bars, hotel interior scene designers, etc.

          (3) On site applications are required when customers have failed fire inspections and are forced to comply with the fire codes. When it is impossible for the customer to transport materials for treatment, the company's crews are sent on site to perform the application.

Firestop and Firefilm Installation
----------------------------------

         Firestop
         --------

     Since the middle of the 1980's a major focus of fire safety and building officials has been the fire stopping of through wall penetrations of plumbing, electrical and other mechanical devices through fire rated walls and floor assemblies. In all of 1995, the Company was asked to provide the services and materials to fire stop several large hotels on the Mississippi Gulf Coast. With each project completed came requests for bids on additional construction projects. The growth rate is such that the Company had to devote extra time and effort to maintain stability. The Company works on fire stopping projects in the states of Alabama, Mississippi, Louisiana, California, Colorado, Florida, and Nevada. The building codes require that all buildings, with the exception of one and two family dwellings, have firewalls and fire rated walls in certain areas to allow the occupants of those buildings to escape in the event of fire.

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

     No matter how the buildings are constructed, plumbing, electrical and mechanical devices routinely penetrate and are routed through these firewalls and fire rated walls as part of the construction. When this penetration occurs, the wall looses its integrity and materials must be used to reinstate the fire resistance integrity. These materials include fire rated silicone caulks, sealants, mineral wool, intumescent putty, putty pads, intumescent wraps, collars, alumna-silica blanket wraps, etc. "Intumescent" is the property of swelling, enlarging or expanding, or bubbling up as with heat. Accordingly, in a fire the product softens and then expands to form a white, meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects the steel from fire.

     The Company specializes in the installation of fire stopping materials. The Company's fire stop crews work directly under the general, electrical, mechanical or plumbing contractors. To relieve our customer's liability and reduce the possibility of delays due to failed inspections, the Company only uses those products that have been tested and listed by approved testing laboratories for the through wall penetration or construction gap to be fire stopped. Project submittal packages are provided by the Company showing the proper engineering diagram and the testing laboratory number for each type of through wall penetration, construction gap or special installation involved in the project. The project submittal packages are presented to the local building and fire inspectors, as well as the general and subcontractors involved for review and approval before work is begun. Once the project submittal package has been approved and the contract signed, our trained and certified fire stop installation crews begin their work coordinating with the other contractors involved so that the project can be completed in the most efficient and timely manner possible.

     The Company has received their Nevada State Contractor's License, #0046990, in order to take advantage of the fire stop projects that the Company has future work for. In addition, the Company markets A/D Fire Barrier Products, which are thoroughly tested to ASTM E-814 "Through Penetration Fire Stop Systems" and are listed by Underwriters Laboratories, Inc. ("UL"), Underwriter Laboratories of Canada ("ULC"), Factory Mutual ("FM"), and Warnock Hersey Testing Laboratories.

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

The Market
----------

     According to the National Fire Protection Agency (NFPA) a fire occurs somewhere in the United States every 18 seconds, resulting in an injury every 23 minutes and a death every 130 minutes. The statistical data obtained through the United States Fire Administration (USFA) and the Consumer Product Safety Commission (CPSC) reflects that in 1998 alone there were over 381,500 residential fires, 3,250 deaths and 17,175 injuries, causing in excess of $4.4 billion dollars in damages. The residential fire problem represents approximately 80 percent of all fire deaths and 74 percent of the injuries to civilians and is the third leading cause of accidental death in the home. The true cost of fire in the United States is much greater than just the value of property destroyed, perhaps reaching as high as billions per year. Analysis of the growing costs related to fire is being given more consideration in setting new priorities by our government. See the NFPA Journal Article in the September/October 2000 issue entitled"1998 Fire Loss in the United States" which is attached hereto and incorporated herein by reference. See Exhibit Index, Part III.

     The market is rapidly undergoing changes through federal and state codes and regulations that are continuously being enforced in the United States. The direction and emphasis is on the removal of potential fire loads and flame spreads in structures. The market has incurred various problems, including but not limited to, a lack of public awareness for the need of fire resistant materials and a lack of formal education for the enforcement personnel. The United States Fire Administration's National Fire Data Center ("NFDC") states that mayors, city managers, school officials, the media, and the general public, are still largely unaware of the magnitude of the losses incurred by fire. This lack of awareness and the failure to realize the seriousness of fire are factors in keeping the U.S. fire problem one of the worst in the world per capita. You can review NFDC Statistics on the NFDC website at www.usfa.fema.goc/nfdc/statistics.hrm.

     The Company believes it has gained recognition in the field of fire retardant and fire stop technology. Because of the Company's involvement in educating the fire law enforcement community, the Company has received many referrals for its fire stop services. In the past, the Company has conducted various seminars for building officials, architects, and Fire Marshall's.

     The Company believes that with an increase in its marketing ability, their products and technology can reach the world market. With the acquisition of two chemical companies, the market size is large and diverse. The markets include, but are not limited to, retailers, paint and coating suppliers, industrial manufacturers, distributors, field users such as contractors, contractor suppliers, thatch and bamboo wholesalers, and silk foliage wholesalers.

     Currently, in the United Kingdom, there are six firms that provide fire resistant coatings for the upholstery market. It is estimated that the finishers treat 25,590,500 linear yards per year at approximately $2.00 per yard. The fire resistive fabric industry is estimated at approximately $51.0 million annually. The United Kingdom has a population base of approximately 70 million people. In comparison, the United States has a population of approximately 260 million people, making the ratio 3.7 to 1. Therefore the estimates for the United States fire resistive fabrics for the upholstery industry alone could exceed $190.0 million annually. The company currently has two methods of distribution for this new market. (1) To treat the client's textiles at the Company's textile processing facility; and (2) to offer chemicals and technology to established clients, such as mills, tanneries, etc., so they may implement this process prior to or along with the production of their goods.

Distribution Methods of Products or Services
--------------------------------------------

     Distribution of the company's products and/or services is relatively simple, as most new business comes from referrals and reputation. Products or service needs are requested by phone, and distribution is through one of the company's two locations. Promotional costs and effective sales programs have to date limited the company's ability to expand in this area. The company offers its products and services to a multiple cross section of industries, such as Institutional, Commercial, Industrial, Government, Manufacturers, Consumers, Independent Retailers and Certified Applicators. The majority of the company's clients are identified as end users of the products and/or services. In certain industries, companies that are considered end users have also been able to distribute the products for resale.

     The company established their web site in 1998, which can be found at www.americanfireretardant.com. The Company uses the website only for marketing and for providing a summary of information pertaining to fire retardant processes, rules and regulations. The information contained on the website is a summary only and is not to be construed as a complete statement of all fire stopping and retardant procedures, rules and regulations. This registration statement contains and sets forth in further detail the information summarized on the Company's website.

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

     The Company has not made any public announcements of new products or services offered by the Company.

Competitive Business Conditions
-------------------------------

     There are several fire retardant companies in the United States offering the same types of products and that are engaged in an ongoing fight for the market share.

     Among these are California Flame Proofing, Flamort and Flame Control. The Company's products are different in composition due to the different proprietary ingredients, such as smoke inhibitors, rust inhibitors and anti-fungal properties (the Company's patented formulation).

     The Company's largest competitors in the fabric finishing market are Kiesling and Hess, Texas Flameproofing and Schneider Banks. The Company has not promoted any marketing in this area due to the time that management has devoted to its other divisions. The majority of the work performed by finishers comes from the hotel industry, for new and refurbishing installation projects. All of the Company's current customers were past customers of one of the above competitors. The advantage the Company has over all three of these competitors is the ability to treat diverse fabrics with little or no change in the fabric's dyes or feel to the touch of the hand, as a result of processing.

     The in-house tracking service offered by the Company is considered one of great importance to the customers. There are hundreds of rolls of fabrics that are sent to the Company for the fire retardant process on a weekly basis. In some cases, one customer or purchasing agent may be responsible for 4 different hotel projects. The agent has the fabric mill send all fabrics directly to the Company, which is then side marked with what customer the fabric is for. The Company's computerized tracking of each client's fabrics allows the Company to print a report on the date received and by job name. It also indicates when the fabric was treated, shipped out and to whom.

     There are several competitors in the Company's fire stop division, but most are through other market segments. Currently, electrical, plumbing and mechanical contractors perform most fire stop installations. The advantages are that the Company specializes in fire stop systems, reviewing fire codes and statutes and continuously staying on top of the constant changes being made in building codes, whereas, this is not a main focus for subcontractors. The Company saves the contractor time and money loss from failed inspections, deals directly with the building inspectors and provides approved submittals directly to the general contractor. The reputation the Company has in this market is its strongest asset today.

Raw Materials and Principal Suppliers
-------------------------------------

     The company does not utilize any specialized raw materials meaning all material used by the Company are readily available. The company is not aware of any problem that exists at the present time or that is anticipated to occur within the near future that will materially affect the source and availability of the raw materials required by the company. The company currently purchases raw materials from Van Waters and Rogers, Morre-tech, Rhodia, B.F. Goodrich and Great Lakes Chemical.

Dependence on One or A Few Major Customers
------------------------------------------

     The Company feels that because of the diversity of the applications and uses of the various products and services provided by the Company, and the wide base of customers for such products and services, the dependence on one or more major customers is not a concern. With the introduction of new fire laws, codes and regulations and the continuing growth in the new construction, retrofitting and refurbishing industry, the company will develop a wider base of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
--------------------------------------------------------------------------------

     The Company believes its chemical products and technologies to be unique. The company is dedicated to the protection of its trade secrets through tight security, the advancement of the technologies, and strong patent protection. Therefore, the Company has retained legal counsel to develop and submit patent applications for its chemical products and technologies that the Company views as patentable. To date one patent has been granted in the United States and one other patent application has been filed and is pending in the United States.

     A very brief summary of the categories covered by the issued patent.

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

     United States Patents
     ----------------------

     The Company has had one U.S. patent granted on its chemical products and has one additional patent application pending:

         Fyberix TM2000V U.S. Patent #5.631.047
         Fyberix TM2000 Patent Pending #08.089793

     Copyrights / Trademarks
     -----------------------

     The Company has a copyright on the "Fire Retardant Applicator's Manual", certificate of registration number TX 3-878-798. The Company also has two trademarks,

         "FirextraTM" registration #1,812,119
         "FyberixTM" registration # 1,815,602

     License and Royalty Agreements
     ------------------------------

     On June 24, 1997, American Fire Retardant Corporation, entered into a royalty agreement with Norman O. Houser, wherein American Fire will utilize Mr. Houser's vermicide compound for the companies patented 2000V formulation. The agreement grants Mr. Houser the sum of $0.75 per gallon on the sale of the Company's Fyberix 2000V. Said royalties are to begin at the time of agreement. Cancellation of this royalty agreement would occur if the company no longer used Mr. Houser's compound in the formulation. A copy of the Agreement with Mr.
Houser is attached hereto and incorporated herein by reference. See Exhibit Index, Part III.

Research, Development and Intellectual Property
------------------------------------------------

     The Company's water-based chemical development stage has been completed. The fire retardant product line is constantly being evaluated and upgraded to keep up with the market demands, customer problems and new discoveries in field applications. In textile finishing, not all fabrics can be made fire resistive due to several different specialty blends. As in the United Kingdom, there will be problems with this and U.S. mills will began to discontinue those fabrics targeted for the upholstery industry and work closely with the fire resistive finishers in order to produce those fabrics that can easily be treated. This is where research and development into new chemical formulations and technologies will come into its heaviest stage.

Testing
-------

     All of the Company's products have undergone vigorous testing to insure that they meet the flame resistance protocols for their applicable use. Properly treated materials have successfully passed the burn requirements of the following test protocols and more:

         (a)      retardancy
         (b)      toxicity
         (c)      corrosiveness
         (d)      resistance to staining
         (e)      static electricity reduction
         (f)      tensile strength

     The fire stop and fire film materials have been tested by various independent testing laboratories and pass the necessary protocols for the various types of through wall/floor/ceiling assemblies.

     Over the past five years the Company has tested the chemical uses on various materials through outside laboratories. The Company has over 100 different flammability test reports of various fabric blends performed by independent testing laboratories, including but not limited to, United States Testing Laboratories, Textest and the Better Fabrics Testing Bureau. The Company is an active member of several fire protection-related organizations, including the National Fire Protection Association, International Fire Service Training Association, Associated General Contractors, The American Society for Testing and Materials, and The Industrial Fabric Association International.

Need for Government Approval
----------------------------

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

Effect of Existing or Probable Governmental Regulations
-------------------------------------------------------

     The Company is governed by the California Health and Safety Code under which the State of California established flammability standards that must be met by any and all companies providing flameproofing services to the public in the State of California. In order to comply with California's law for the application of flame-retardants, each applicator must be certified by the state. The Company is mandated by the State of California to meet the following flammability standards upon the completion of treating drapes, hangings, curtains, drops, tents, upholstery furniture fabrics or it's components and other decorative material for use in the State of California. All materials treated by the Company require a "Certificate of Flameproofing" to be issued to the customer.

          Cal Title 19 - Dictates the vertical flame test for drapes, hangings, curtains, drops, all other decorative material, Christmas trees, tents, awnings, and fabric enclosures.

          Cal. TB-116- is the standard of fire test for cigarette ignition resistance of components of furniture.

          Cal. TB-117- is the standard of fire test for cigarette ignition resistance of upholstered furniture assemblies.

          Cal. TB-133- is the standard of fire test for seating furniture in public buildings.

     While management is unaware of any new regulations being contemplated by the subject agencies, it remains possible that these agencies could institute new guidelines, affecting all the companies in this field.

     The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the present business of the Company.

Research and Development Activities
-----------------------------------

     During the last two fiscal years the Company has not incurred any cost on research and development and no expenses have been born by customers of the Company relating to research and development activities.

Compliance with Environmental Laws (Federal, State and Local)
-------------------------------------------------------------

     At the present time, the Company does not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

Total Employees and Full Time Employees
---------------------------------------

     As of December 31, 2000 the Company employs nineteen full-time employees.. Two of the Company's employees are employed in administrative positions:
President and Executive Vice President. One employee is employed as the Sales and Technical Manager for the firestop division of the Company. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager. Another employee is in charge of construction contracts and general secretarial duties, and one is employed for clerical work only. Three of the other twelve employees are warehouse and field supervisors. The other nine employees are laborers. The company performs all activities at the Company's business location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services used are for legal and certified accounting. The company also uses job finders for part time work in the construction area. None of these employees are covered under a collective bargaining agreement.

RISK FACTORS
------------

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecasted appear in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

     Future Capital Requirements; Uncertainty of Future Funding.
     -----------------------------------------------------------

     The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company would need to seek additional financing through future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available the Company may be required to curtail one or more of its future programs.

     Substantial Doubt that the Company Can Continue as a Going Concern.
     -------------------------------------------------------------------

     The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, expanding its product line and obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require $700,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without these additional funds there will be a reduction in the number of new projects that the Company could take on, which may have an effect on the Company's ability to maintain its operations. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

     Additionally, it should be noted that the Company's independent auditors have included a going concern opinion in the note to the financial statements. The auditor's have included this provision because the Company has an accumulated deficit that the auditor believes raises substantial doubt about the Company's ability to continue as a going concern. Until such time as the Company does receive additional debt or equity financing, there is a risk that the Company's auditors will continue to include a going concern provision in the notes to financial statements.

     Patents and Proprietary Rights.
     -------------------------------

     The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company integral to product performance.

     Prosecuting Intellectual Property Infringement Claims Could Be Expensive and Could Disrupt Business.
--------------------------------------------------------------------------------

     The Company intends to closely monitor competing product introductions for any infringement of the Company's proprietary rights. The Company believes that, as the demand for products such as those developed by the Company increase, infringement of intellectual property rights may also increase. If infringement of the Company's proprietary rights is by industry competitors, they have substantially greater financial, technical, and legal resources than the Company, which could adversely affect the Company's ability to defend its rights. In addition, the Company could incur substantial costs in defending its rights.

     Further, the Company's patents are U.S. patents, and the Company does not have patent protection outside the United States. The Company will be unable to obtain patent protection in most Non-U.S. jurisdictions, including Europe and Japan. Some competitors may have operations in Non-U.S jurisdictions where U.S. Patent rights are not effective. This could permit competitors to infringe on the Company's proprietary rights without violating U.S. law.

     The Company anticipates that based on the size and sophistication of its competitors and the history of the industry's rapid technological advances, which several competitors may be working to develop the Company's patented technology. The Company intends to closely monitor any infringement of the Company's proprietary rights. Competitors may have patent applications in progress in the United States that, if issued, could relate to the Company's products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against the Company or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain the necessary licenses from third parties or at a reasonable or acceptable cost. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Employees.
     ----------------------------

     Historically, the Company has been heavily dependent on the ability of Bruce E. Raidl to contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurances that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

     Need for Additional Specialized Personnel.
     -----------------------------------------

     Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurances that the Company will be able to locate and hire such specialized personnel on acceptable terms.

     Competition
     -----------

     There are numerous corporations, firms and individuals that are engaged in the type of business activities that the Company is presently engaged in. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than the Company. While the Company hopes to be competitive with other similar companies, there can be no assurances that such will be the case.

     Voting control
     --------------

     Due to the joint ownership of a majority of the shares of the Company's outstanding common stock by Angela M. Raidl and her brother Bruce Raidl, collectively, these individuals have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     Ability to Maintain Adequate Inventory Levels
     ---------------------------------------------

     The size of the fire retardant and fire protection markets and the need to maintain adequate inventories regarding such products could force the Company into implementing additional manufacturing and warehousing programs. There can be no assurances that the Company will have the necessary capital resources or manpower to implement such manufacturing and warehousing programs.

     Dependence on Ability to Market Products and Services
     -----------------------------------------------------

     Due to the Company's limited resources, the sales and marketing of its products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources.

     Risk That The Company's Common Stock May Be Deemed A "Penny Stock' And May Result In Additional Information Required From An Investor As To The Suitability Of An Investment In A "Penny Stock."

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

     In the event that the Company's stock is deemed a penny stock, it could limit and inhibit an investor from buying the Company's stock because the procedures that an investor and broker must adhere to may be viewed as too burdensome by the investor. Additionally, because the Company's stock may be designated as a penny stock, prior to the sale of a penny stock that was recommended by the broker and to an investor who is not an institutional accredited investor, the broker must approve the customer's account for transaction in penny stocks in accordance with the rules outlined above. The time, effect and burden in approving a customer's account to be approved for trading in penny stocks could hamper or limit the market for the Company's common stock as broker-dealers may be less inclined to recommend an investment to a new customer in a penny stock.

     There Is No Market for The Company's Common Stock and There Is No Assurance That A Market Will Develop

     The Company intends to submit for quotation of its common stock on the OTC Bulletin Board of the NASD following the effectiveness of this registration statement, and to seek a broker-dealer to act as market maker for its securities (without the use of any consultant). Currently there is no market for such shares and there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified. Therefore, there can be no assurance that such a market will ever develop or be maintained. Any market price for the shares of the Company's common stock is likely to be volatile and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced and continue to experience extreme price and volume fluctuations thus affecting the market price of many small capital companies and which have often times been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

Item 2.  Description of Property
--------------------------------

     California Office
     -----------------

     The Company's main office facility is located at 9337 Bond Avenue El Cajon, California 92021, which serves as its corporate headquarters and is situated in a leased 7,800 square feet office/warehouse building, containing 1,500 square feet of office space and 6,300 square feet of warehouse. The Company leases this space from Darwin E. Zavadil, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This office space is leased through May 31, 2002.

     Louisiana Office
     ----------------

     The Company owns the Broussard Property located at 110 Brush Road, Broussard, Louisiana, 70518 ("Broussard Property") and is situated in a Company-owned 4,000 square feet metal building of which 1,200 square feet is office space and 2,800 square feet is warehouse.

Item 3.  Legal Proceedings
--------------------------

     Friloux v. AFRC - The Company is a party defendant in the matter of Friloux
v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 "D". In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party.

     Delinquent Payroll Taxes - The Company owes the Internal Revenue Service $297,224 including interest for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 and going through the 4th quarter of 1998. The total delinquent payroll tax liabilities attributed to AFRC Florida are $128,604 and $168,621 attributed to AFRC Louisiana. The Company has retained the tax counsel of J. W. Roysten, E.A. in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and the Company had submitted an Offer-in-Compromise to obtain a substantial reduction of the outstanding payroll tax balance due. The Company is keeping current with all present payroll and other tax obligations.

     Settlement of ARFC Louisiana and AFRC Florida Payroll Tax Liabilities - The Internal Revenue Service had tentatively accepted two offers-in-compromise for settlements of the federal payroll tax liabilities owed by the Company's former subsidiaries, AFRC Louisiana and AFRC Florida. Subsequent to the date covered by this report, the Internal Revenue Service has voided those two offers-in-compromise due to the delinquent taxes currently owed by the Company.

     As stated under the Delinquent Payroll Taxes section, the Company has retained the services of J. W. Roysten, E.A. to represent it before IRS in these matters. He is currently negotiating an installment plan for the Company that will cover the liabilities for AFRC Louisiana, AFRC Florida, and AFRC Nevada. It is anticipated that the negotiations will be completed within 60 days. No details are available since no agreement has yet been reached with the Internal Revenue Service.

     Payroll Tax Still Owing - The Company still owes the IRS $10,279.22, including interest and penalties, for the 4th quarter 1999, $52,063.78, including interest and penalties, for the 1st quarter 2000, $48,949.99, including interest and penalties, for the 2nd quarter 2000, and $42,291.86, not including interest and penalties, for the 3rd quarter 2000, and $28,912.05, not including interest and penalties, for the 4th quarter 2000.

     With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matter was submitted during the Year 2000 to a vote of the security holders, through the solicitation of proxies, or otherwise.

                                    PART II.
                                    --------

Item 5. Market For Common Equity and Related Stockholders Matters
-----------------------------------------------------------------

     Market Information
     -------------------

     There has never been any established "public market" for the shares of common stock of the Company. The Company has submitted for an application for listing and quotation on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). If approved for quotation, there can be no assurance that any market for the Company's common stock will develop or be maintained. If a public market develops in the future, the sale of "unregistered" and "restricted" shares of common stock, pursuant to Rule 144 of the Securities and Exchange Commission, by members of management may have a substantial adverse impact on any such public market.

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

Item 6. Managment's Discussion and Analysis of Operation Results
        --------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

December 31,2000 and December 31, 1999
--------------------------------------

Changes in Financial Condition
------------------------------

     The balance of current assets at December 31, 2000 was $537,319 compared to a balance of $727,404 at December 31, 1999. The balances of current liabilities were $2,780,767 and $1,953,516 for the same periods, respectively. The resulting current ratio at December 31,2000 was .2 to 1. The current ratio at December 31, 1999 was .4 :1. The current ratio indicates that the Company's ability to pay its obligations has weakened over the course of the last year.

     The decrease of current assets at December 31, 2000 over December 31, 1999 reflects a decreased need for the Company to maintain an inventory of materials for its projects. The projects which the Company is working on at the end of 2000 are more likely to be custom work for which the Company orders its materials on an as needed basis. This freed up $134,984 of working capital in 2000.

     The other material component of current assets is accounts receivable. The balance of accounts receivable at December 31, 2000 was $497,325, a decrease of $41,872. The Company has been able to keep its accounts receivable relatively constant while increasing its sales due to tighter monitoring of its billing and collections from customers.

     The increase in current liabilities of $827,251 is indicative of the Company's continued liquidity problems. Accrued expenses increased by $243,883 and the line of credit increased by $630,239. The Company used cash of $581,084 in its operations as it sought to establish itself as a market leader in the fire retardant field.

     $479,721 of these accrued expenses were past due payroll taxes owed to the Internal Revenue Service and several States where the Company does business. The Company will be resubmitting offers in compromise to these governmental agencies whereby it hopes to decrease the liabilities to an amount it can afford to pay. There is no guarantee that the offers will finally be accepted. Also the Company may not become delinquent again in its payroll tax obligations if the offers are accepted or they will be voided.

     The Company continues to borrow funds against its future contracts on its line of credit. The factoring agreement charges 8% of the amount borrowed as a fee for the funds. This significantly decreases the Company's profitability on its contracts. Also the Company has borrowed against contracts for which it has not yet provided services and therefore the Company must continue the cycle by raising more capital to complete those projects.

     At December 31, 2000 the Company needs approximately $2,000,000 in working capital to bring itself out of its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through an offering of its common stock in 2001. The Company has no commitments for such an offering and there is no guarantee that it will succeed in raising the funds it needs. At December 31, 2000 the Company has insufficient cash flow from operations to meet its current cash obligations. Until such time that the Company is able to raise sufficient capital it intends to continue to finance itself through the line of credit.

Results of Operations
---------------------

     For the year ended December 31, 2000 compared to the year ended December 31, 1999

     The Company's net sales increased by $311,785 in 2000 over 1999. This is an increase of 13% and reflects the Company's efforts to establish itself in the fire retardant field. The Company's gross margin for 2000 was 44% of sales compared to 46% in 1999 which means that the Company has been able to sell more but to do so it had to give more discounts to its customers. Management believes that this will help the Company establish a perception in the market that it provides a quality product at a fair price. Also management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company has been able to cut its Selling, General and Administrative Expenses by $105,231 or 15% through its efforts to keep costs low. Management intends to continue these stringent measures in 2001. However, Payroll Expense has gone up by $281,153 or 74%. The increase reflects the tight labor market in 2000. The cost of getting and keeping the high level of quality the Company seeks in its managerial staff increased significantly in 2000. Management believes that it will be able to hold those payroll costs constant in 2001.

     In order to cover the negative cash flow from operations in 2000 the Company would have needed an additional $1,320,645 of sales, assuming the same 44% gross margin percentage. Accordingly, management is seeking to increase its marketing efforts in 2001.

Item 7. Financial Statements
        --------------------

                       AMERICAN FIRE RETARDANT CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S
                                 ---------------
                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  22
Balance Sheet............................................................  23
Statements of Operations.................................................  25
Statements of Stockholders' Equity (Deficit).............................  26
Statements of Cash Flows.................................................  27
Notes to the Financial Statements........................................  29

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
American Fire Retardant Corporation
San Diego, California

We have audited the accompanying balance sheet of American Fire Retardant Corporation as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fire Retardant Corporation as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses and has a working capital deficit of $2,243,448, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 16, 2001

                       AMERICAN FIRE RETARDANT CORPORATION
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                  December 31,
                                                                      2000
                                                                 ---------------
CURRENT ASSETS

   Inventory (Note 1)                                            $       39,994
   Accounts receivable, net (Notes 1 and 4)                             497,325
                                                                 ---------------

     Total Current Assets                                               537,319
                                                                 ---------------

PROPERTY AND EQUIPMENT (Notes 1 and 3)                                  206,110
                                                                 ---------------

OTHER ASSETS

   Restricted cash (Note 4)                                             318,620
   Intangible assets, net                                                25,500
   Deposits and other assets                                             16,399
                                                                 ---------------

     Total Other Assets                                                 360,519
                                                                 ---------------

     TOTAL ASSETS                                                $    1,103,948
                                                                 ===============


     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                                  December 31,
                                                                      2000
                                                                 ---------------
CURRENT LIABILITIES

   Cash overdraft                                                $       17,441
   Accounts payable                                                     229,927
   Accrued expenses (Note 10)                                           666,031
   Unearned revenue                                                      60,811
   Shareholder loans (Note 6)                                           160,646
   Notes payable, current portion (Note 5)                              243,721
   Capital leases, current portion (Note 7)                              16,887
   Line of credit (Note 4)                                            1,385,303
                                                                 --------------

     Total Current Liabilities                                        2,780,767
                                                                 --------------

LONG-TERM LIABILITIES

   Notes payable (Note 5)                                               197,825
   Capital leases, long-term portion (Note 7)                            14,210
                                                                 --------------

     Total Long-Term Liabilities                                        212,035
                                                                 --------------

     Total Liabilities                                                2,992,802
                                                                 --------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 shares issued and
    outstanding                                                           2,361
   Additional paid-in capital                                         1,490,531
   Accumulated deficit                                               (3,381,746)
                                                                 --------------

     Total Stockholders' Equity (Deficit)                            (1,888,854)
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    1,103,948
                                                                 ==============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations


                                                       For the Years Ended
                                                            December 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------  --------------
NET SALES                                         $  2,764,691   $    2,452,906

COST OF SALES                                        1,559,140        1,333,827
                                                  -------------  --------------

GROSS MARGIN                                         1,205,551        1,119,079
                                                  -------------  --------------
OPERATING EXPENSES

   Selling, general and administrative                 585,667          690,898
   Payroll expense (Note 1)                            661,536          380,383
   Travel and entertainment (Note 1)                   218,796          189,038
   Depreciation and amortization expense (Note 1)       64,162           68,592
   Bad debt expense                                     32,069           22,042
                                                  -------------  --------------
     Total Operating Expenses                        1,562,230        1,350,953
                                                  -------------  --------------
LOSS FROM OPERATIONS                                  (356,679)        (231,874)
                                                  -------------  --------------
OTHER EXPENSES

   Interest expense                                   (546,159)        (476,330)
                                                  -------------  --------------
     Total Other Expenses                             (546,159)        (476,330)
                                                  -------------  --------------
LOSS BEFORE INCOME TAXES                              (902,838)        (708,204)
                                                  -------------  --------------
PROVISION FOR INCOME TAXES (Note 1)                        -              -
                                                  -------------  --------------
NET LOSS                                          $   (902,838)  $     (708,204)
                                                  =============  ==============

BASIC AND FULLY DILUTED LOSS PER SHARE            $      (0.38)  $        (0.30)
                                                  =============  ==============

BASIC WEIGHTED AVERAGE SHARES                        2,356,030        2,327,193
                                                  =============  ==============


     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                                                         Common Stock           Additional       Stock
                                                 ---------------------------     Paid-in      Subscription   Accumulated
                                                    Shares         Amount        Capital       Receivable      Deficit
                                                 ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998                         2,278,661    $     2,280    $ 1,435,921    $    -         $(1,770,704)

March 31, 1999: common stock
 issued for reduction of related
 party note payable and interest
 valued at $0.70 per share                            65,127             65         45,525         -              -

September 22, 1999: common
 stock issued for consulting
 services valued at $0.70 per
 share                                                 5,859              6          4,095         -              -

Net loss for the year ended
 December 31, 1999                                    -               -             -              -            (708,204)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999                         2,349,647          2,351      1,485,541         -          (2,478,908)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                      10,000             10          4,990         -              -

Net loss for the year ended
 December 31, 2000                                    -              -              -              -            (902,838)
                                                 ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                          2,359,647   $     2,361    $ 1,490,531    $    -         $(3,381,746)
                                                 ============   ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows

                                                                     For the Years Ended
                                                                         December 31,
                                                                ---------------------------
                                                                    2000          1999
                                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (902,838)   $  (708,204)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Common stock issued for services and interest                    -               4,101
    Depreciation and amortization                                    64,162         68,593
    Bad debt expense                                                 37,418         22,042
   Change in Assets and Liabilities:
    (Increase) decrease in restricted cash                         (144,639)      (111,924)
    (Increase) decrease in advances                                  (1,882)        -
    Increase (decrease) in cash overdraft                            17,441         -
    (Increase) decrease in accounts receivable                        4,337        (88,937)
    (Increase) decrease in deferred charges                          -              -
    (Increase) decrease in deposits                                     716          1,257
    (Increase) decrease in inventory                                134,984        (34,483)
    Increase (decrease) in accounts payable                          (8,312)       172,352
    Increase (decrease) in accrued expenses                         243,884        192,827
   (Increase) decrease in undeposited funds                           9,820         (9,821)
    Increase (decrease) in unearned revenue                         (36,175)        54,296
                                                                ------------   ------------

       Net Cash (Used) by Operating Activities                     (581,084)      (437,901)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                          (13,092)       (82,170)
                                                                ------------   ------------

       Net Cash (Used) by Investing Activities                      (13,092)       (82,170)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                 10,000         -
  Proceeds from notes payable - related                              20,052        115,726
  Payments on notes payable - related                               (64,217)       (87,983)
  Proceeds from notes payable                                       100,326        292,643
  Proceeds from lines of credit                                     630,239        326,828
  Payment on notes payable                                         (105,632)      (123,735)
                                                                ------------   ------------

       Net Cash Provided by Financing Activities                $   590,768    $   523,479
                                                                ------------   ------------

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)

                                                                    For the Years Ended
                                                                        December 31,
                                                                ---------------------------
                                                                    2000          1999
                                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH                                 $    (3,408)   $     3,408

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        3,408         -
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   -          $     3,408
                                                                ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                      $   505,366    $   334,745
  Income taxes                                                  $    -         $    -

NON-CASH FINANCING ACTIVITIES

  Stock issued for interest and conversion of note payable      $    -         $    45,590
  Common stock issued for services and interest                 $    -         $     4,101

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000


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

          On March 4, 1994, AFRC Florida qualified to do business in the State of California under the name American Fire Retardant Corporation.

          On June 15, 1995, by unanimous consent of the shareholders of both AFRC Florida and AFRC Louisiana, it was adopted that a new corporation be formed in the State of Wyoming under the name American Fire Retardant Corporation ("AFRC Wyoming"). The new Wyoming corporation, AFRC Wyoming would acquire all the issued and outstanding shares from the shareholders of AFRC Florida and AFRC Louisiana, in exchange for newly issued shares of AFRC Wyoming, whereby AFRC Florida and AFRC Louisiana would be wholly-owned subsidiaries of AFRC Wyoming.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000


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

          b. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          c. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          d. Accounts Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $53,879 at December 31, 2000.

          e. Basic and Fully Diluted Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                  For the Year Ended
                                                  December 31, 1999
                                      ------------------------------------------
                                         Loss          Shares        Per Share
                                      (Numerator)    (Denominator)     Amount
                                      ------------   ------------   ------------
          Net loss                    $  (708,204)     2,327,193    $     (0.30)
                                      ============   ============   ============

                                                  For the Year Ended
                                                  December 31, 2000
                                      ------------------------------------------
                                         Loss          Shares        Per Share
                                      (Numerator)    (Denominator)    Amount
                                      ------------   ------------   ------------

          Net loss                    $  (902,838)     2,356,030    $     (0.38)
                                      ============   ============   ============

          f. Property and Equipment

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

                   Machinery and equipment                         4-5 years
                   Vehicles                                          5 years
                   Building                                       39.5 years
                   Furniture and fixtures                            5 years
                   Leasehold improvements                            7 years

          Depreciation expense for the years ended December 31, 2000 and 1999 was $47,162 and $38,593, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          g. Revenue Recognition

          Revenue is recognized using the percentage of completion method for fire retardant and prevention projects. The amount of revenue recognized at year-end is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of costs to complete. It is not related to the progress billings to the customers. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Additionally, the Company recognizes revenue upon delivery of fire prevention materials.

          h. Estimates

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

          i. Concentrations of Risk

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

          Sales
          -----

          The Company had one customer in 2000 which accounted for 10% of the net sales.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          j.  Provision for Income Taxes

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,278,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                              December 31,
                                                     ---------------------------
                                                          2000          1999
                                                     ------------   ------------
          Income tax benefit at statutory rate       $   343,078    $   269,117
          Change in valuation allowance                 (343,078)      (269,117)
                                                     ------------   ------------

                                                     $    -         $    -
                                                     ============   ============

          Deferred tax assets (liabilities) are comprised of the following:

                                                         For the Years Ended
                                                             December 31,
                                                     ---------------------------
                                                          2000          1999
                                                     ------------   ------------

          Income tax benefit at statutory rate       $ 1,285,063    $   941,985
          Change in valuation allowance               (1,285,063)      (941,985)
                                                     ------------   ------------

                                                     $   -          $    -
                                                     ============   ============

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          k.  Inventory

          Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventories consisted of $35,546 of finished goods and $4,448 of raw materials.

          l.  Advertising

          The Company expenses advertising costs as they are incurred.

          m.  Deferred Charges

          Formulation 238
          ---------------

          In November 1998, the Company acquired Formulation 238 for $45,000. The cost of $45,000 is being amortized over a five year life and is shown in the deferred charges net of accumulated amortization of $19,500 at December 31, 2000.

          Fabric Protection
          -----------------

          In 1995, the Company purchased various pieces of equipment and customer lists for $40,000. The amount is being amortized over a 5 year period and is shown net of $40,000 of accumulated amortization at December 31, 2000 as part of the deferred charges.

          Thorosheen
          ----------

          In July 1997, the Company purchased various customer lists and technologies for $13,000. The amount was amortized over a 2 year period and is shown net of $13,000 of accumulated amortization.

          Amortization  expense  for the three  deferred  charges  for the years
          ended   December   31,  2000  and  1999  was   $17,000  and   $30,000,
          respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          n.  Change in Accounting Principle

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's financial statements.

          o. Reverse Stock Split

          In September 1998, the Board of Directors authorized a 1-for-12 reverse stock split. All references to common stock have been retroactively restated to reflect the reverse stock split.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          p.  Operating Expenses

          Payroll  expense,   travel  and  entertainment  and  depreciation  and
          amortization expense amounts exclude the portions allocated to cost of sales.

NOTE 2 -  GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of $2,243,448 which together raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2000:

                                                                December 31,
                                                                   2000
                                                                ------------
              Machinery and equipment                           $   194,305
              Vehicles                                               93,605
              Building                                               90,733
              Land                                                   10,000
              Furniture and fixtures                                 24,741
              Leasehold improvements                                  5,324
                                                                ------------
                                                                    418,708
              Less accumulated depreciation                        (212,598)
                                                                ------------

                                                                $   206,110
                                                                ============

          The Company signed an oil, gas and mineral lease on October 31, 1997 with a Texas corporation on the land in Broussard, Louisiana. The lease is for the initial term of 3 years with minimum annual rents of $200 per year. The Company has not received any royalty revenue in the years ended December 31, 2000 and 1999.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 4 -  LINE OF CREDIT

          The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables and future contracts. The Company is accounting for the factoring agreement as financing because it does not meet the requirements of SFAS No. 125. The balance due Private Capital at December 31, 2000 was $1,385,303. The Company is required to maintain a reserve account balance of 22% of the total advances. The reserve account balance at December 31, 2000 was $318,620. Private Capital charges the Company an 8% discount on all receivables purchased.

NOTE 5 -  NOTES PAYABLE

          Notes payable at December 31, 2000 consisted of the following:
                                                                                 December 31,
                                                                                    2000
                                                                                ------------
          Note payable to a bank secured by property and equipment, interest at  8.5%  on the  outstanding  balance,  principal  and  interest payments of $925, due monthly, maturing December
          2006.                                                                 $ 52,687

          Note payable to a bank, secured by property accruing
          interest at 7.75%, principal and  interest payments of
          $867 due monthly, maturing September 2001.                               8,166

          Note payable to a bank,  secured by equipment accruing interest at
          12.5%, principal and interest payments of $503,
          due April 15, 2001.                                                      2,746

          Notes payable to a bank, secured by vehicles, accruing interest at
          8.9%, principal and interest payments of $866,
          maturing October 2001.                                                   9,523

          Note payable to St. Martin Bank bearing interest at 9.75%,
          secured by building and due on April 20, 2006.                         134,173

          Note payable to an individual, unsecured, interest rate of
          72% on any unpaid balance.  Principal and interest payments
          of $12,500 due monthly, maturing August 2000.                           87,500

          Revolving credit loan, secured by equipment
          bearing no interest, due on demand.                                     96,751

          Note payable to suppliers, secured by equipment,
          interest at 10%, due on demand.                                         50,000
                                                                                ------------

          Total notes payable                                                   $441,546

          Less: current portion                                                 (243,721)
                                                                                ------------

          Long-term notes payable                                               $197,825
                                                                                ============

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 5 -  NOTES PAYABLE (Continued)

          Maturities of long-term debt are as follows:

          Year ending December 31:
                     2001                                                       $196,618
                     2002                                                         47,104
                     2003                                                         43,418
                     2004                                                         29,292
                     2005                                                         32,427
                     Thereafter                                                   92,687
                                                                                ------------

          Total                                                                 $441,546
                                                                                ============

NOTE 6 -  SHAREHOLDER LOANS

                                                                                December 31,
                                                                                    2000
                                                                                ------------
          Note payable to shareholder dated November 3, 1996 and February 3,
          1997, interest imputed at 10%, unsecured,
          due on demand.                                                        $ 31,500

          Note  payable to  shareholder  dated  October  28,  1998,  bearing interest at 6.00%, guaranteed by the president of the Company,
          due on demand.                                                          70,156

          Note  payable  to  shareholder  dated  October  3,  1997,  bearing interest at 10.50%, secured by Company stock and due
          August 1999.                                                            58,990
                                                                                -----------

                                                                                $160,646
                                                                                ============

          All  amounts  are  due  on  demand  and  are   classified  as  current
          liabilities.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 7 -  CAPITAL LEASES

          Equipment payments under capital leases as of December 31, 2000 is summarized as follows:

          Year Ended
          December 31,
          -----------
               2001                                                 $    19,997
               2002                                                      19,997
                                                                    ------------

          Total minimum lease payments                                   39,994

          Less interest and taxes                                        (8,897)
                                                                    ------------

          Present value of net minimum lese payments                     31,097

          Less current portion                                          (16,887)
                                                                    ------------

          Long-term portion of capital lease obligations            $    14,210
                                                                    ============

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          Leases

          The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments are as follows:

                                                                       Amount
                                                                    ------------
               2001                                                 $    38,871
               2002                                                      13,830
               2003                                                         -
                                                                    ------------

               Total                                                $    52,701
                                                                    ============

          Rent expense for the years ended December 31, 2000 and 1999 was $76,563 and $63,020, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Employment Contract
          -------------------

          The Company has an employment contract with a former key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract for the years ended December 31, 2000 and 1999 was $38,500 and $38,500, respectively. This contract is currently is dispute.

          Vehicle and Equipment Operating Leases
          --------------------------------------

          The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2001.

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

          On May 12, 2000, the Company issued 10,000 shares of common stock valued at $0.50 per share for cash.

          Currently, the Company has no established market for its common stock. Accordingly, the stock issuances are valued at the fair market value of the goods or services received, as well as the fair value of the Company's common stock as determined by examining previous and subsequent issuance valuations.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 10 - ACCRUED EXPENSES

          Accrued expenses consisted of the following at December 31, 2000:

               Accrued wages                                        $    93,250
               Contract liability                                        30,000
               Payroll taxes - federal and state                        479,721
               Accrued interest                                          35,867
               Sales tax payable                                         19,375
               Credit cards                                               7,818
                                                                    ------------
                                                                    $   666,031
                                                                    ============

          The Company is delinquent in paying payroll taxes. Interest and penalties have been accrued on the payroll taxes and are included in the $479,721 liability. The Company is currently working out a monthly payment plan with the Internal Revenue Services. As of December 31, 2000 a payment plan has not been established

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     There have been no changes of the independent auditors of the Company and there are no disagreements with the independent auditors.

                                    PART III.
                                    ---------

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16 (A) Of the Exchange Act
--------------------------------------------------------------------------------

     See Item 11 for information on the beneficial ownership of the Company's securities.

The directors and executive officers of the Company are as follows:

         (a)      Identity of Directors and Executive Officers.
                  ---------------------------------------------
                                                                        Served
Name and Address             Age     Position                Term        Since
--------------------------------------------------------------------------------
Stephen F. Owens             41      President, CEO,        1 Year         1992
1951 Tavern Road                     and Director
Alpine, California 91901

Angela M. Raidl              40      Vice President,        1 Year         1992
1951 Tavern Road                     Treasurer,
Alpine, California 91901             Secretary and Director

     Each of the persons listed in the above table possesses the sole investment power and sole voting power over the shares set forth in the above table.

     There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

     Stephen F. Owens - Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Owens, a native of New York and resident of California, has served as Chief Executive Officer and President since the company's inception. Mr. Owens has 13 years experience in the fire retardant industry, specializing in product evaluations, sales and marketing. Mr. Owens is able to quickly recognize future market requirements and develop effective short-range action and long term plans, capitalizing on new opportunities. Mr. Owens was Vice President of Sales for International Research Center from 1987 to 1989 prior to founding American Fire Retardant Corporation. He is a member of the National Fire Protection Association and co-authored along with Mr. Edward
E. Friloux the Fire Retardant Applicator's Manual, which has been under copyright protection with the Library of Congress Number TX 3-878-798 since 11 August 1994. Prior to his entry into the fire retardant industry, Mr. Owens served in the United States Army.

     Angela M. Raidl - Vice President, Treasurer, Secretary and Director. Ms. Raidl, a native of Louisiana and resident of California, has served as officer and director since the company's inception. Ms. Raidl has 11 years experience in the fire retardant industry, specializing in the management and administration of the day-to-day responsibilities of the company, including training all clerical staff, cash flow management, receivables, payables, payroll, purchasing and personnel. Ms. Raidl also heads the operations division of American Fire's Fabric Treatment Division, monitoring quality control, researching new ways of increasing production, in addition to soliciting new accounts for this division. Ms. Raidl has held administrative positions for 19 years. She attended Nicholls State University and the University of Southwestern Louisiana, studying Business Administration at both. Ms. Raidl is a Licensed Certified Applicator by the State of California and is a member of the National Fire Protection Association.

Other Key Advisors and Consultants
----------------------------------

     (a) Directorships

     No Director of the Company or person nominated or chosen to become a director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

     (b) Identity of Significant Employees.

     Mr. Bruce Raidl is the Company's one employee. He is not an executive officer but is expected to make significant contributions to the Company's business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company

     (c) Family Relationships.

     Stephen F. Owens, the President and Chairman of the Board is the husband of Angela M. Raidl, the Vice President, Treasurer, Secretary and Director. Additionally, Bruce Raidl, an employee of the Company is the brother of Angela Raidl. There are no other family relationships between any director or executive officer of the Company.

     (d) Involvement in Certain Legal Proceedings

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

Compliance With Section 16(A) Of the Securities Exchange Act Of 1934
--------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file reports with the SEC concerning initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons with a greater than ten percent beneficial ownership are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required with respect to the year ended December 31, 2000, all
Section 16(a) filing requirements applicable to each person who, at any time during the fiscal year ended December 31, 2000, was an officer, director and greater than ten percent beneficial owner, were complied with.

Item 10. Executive Compensation
-------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                           --------------------------
                                                      Long Term Compensation
                                                      ----------------------

                        Annual Compensation                  Awards           Payouts
                        ---------------------------------------------------------------------------
                                                              Securities                All
                                          Other               Underlying                Other
                                          Annual   Restricted options/     LTIP         Compen-
Name and           Year or                Compen-  Stock      SAR's        Payouts      sation
Principal          Period  Salary   Bonus sation)  Awards     (#)          ($)          ($)
Position           Ended   ($)      ($)   ($)
(a)                (b)     (c)      (d)   (e)      (f)        (g)          (h)          (i)
---------------------------------------------------------------------------------------------------

Angela M. Raidl    2000    $72,000  0     0        0          0            0            0
Vice President     1999    $72,000  0     0        0          0            0            0
CFO and Secretary

Stephen F. Owens   2000    $23,000  0     0        0          0            0            0
President and CEO  1999    $25,500  0     0        0          0            0            0

Bruce Raidl        2000    $66,500  0     0        0          0            0
Employee           1999    $60,000  0     0        0          0            0            0

Edward Friloux     2000    0        0     0        0          0            0            0
Former Employee    1999    $11,200  0     0        0          0            0            0

     Employment Contracts/Stock Incentive Plans
     ------------------------------------------

     No employee agreements were entered into in 2000. No employee agreements were entered into in 1999.

     The Company previously entered into written employment agreements effective October 7, 1997 with several key members of the management team, including Stephen F. Owens, Angela M. Raidl, Bruce E. Raidl and Edward E. Friloux, Sr. Each of these employment agreements established a base monthly salary for the Company's officers, which base salary was to commence as of February 1, 1998. Prior to these employment agreements becoming effective, all of the above individuals mutually agreed that the agreements were null and void and of no force or effect. All of the above individuals have executed written agreements canceling such employment agreements with the exception of Mr. Edward Friloux who has since refused to cancel his employment agreement. On April 28, 1999 the Company terminated Mr. Friloux for failure to report to work and failure to perform his duties

     Stock Options - The Company has not issued any stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth the security ownership information (on a Post-reverse split adjusted basis) as of the close of business on December 31, 2000, for any person or group, known by the Company owning more than five percent (5%) of the Company's voting securities.

Title of              Name of                 Amount of            Percent of
Class                 Beneficial Owner        Ownership            Class
--------------------------------------------------------------------------------
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

     (b) Security Ownership of Management

     The following table sets forth the security ownership information (on a Post-reverse split adjusted basis), as of the close of business on April 19, 1999, for any director, executive officer or group of the Company's voting securities:

Title of              Name of                    Amount of            Percent of
Class                 Beneficial Owner           Ownership            Class
--------------------------------------------------------------------------------
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

     (c) Change in Control.

     There are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

     The Company attempts to resolve any such conflicts of interest in favor of the Company. The Company's officers and directors are accountable to it and its shareholders as fiduciaries, requiring that such officers and directors exercise good faith and integrity in handling the Company's affairs. In cases of the resolution of conflicts of interest, a shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all other similarly situated shareholders, to recover damages or for other relief in any manner prejudicial to the Company.

     During the previous four years, several officers and directors of the Company, as set forth below, have received shares of the Company's Common Stock in exchange for their services to the Company and in lieu of cash compensation to which they would have been entitled.

     On April 1, 1997 the Company issued 3,333 post-reverse split adjusted shares of restricted Common Stock to John E. Domingue, a former director and officer of the Company in exchange for his services with the organization of the business and the development of the business plan. These shares were issued at $0.84 per share on a post-reverse split adjusted basis. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933. Mr. Domingue was, at the time of the issuance of said shares, an officer and director of the Company and possessed all information about the Company to make an informed investment decision.

     The Company has borrowed cash for working capital from certain officers and directors as well as other shareholders of The Company. Each loan has been documented by the Company's promissory notes, which are generally described below, and all loans are current. The Company believes that the terms of all loan transactions described herein are based upon terms which are no more or less favorable than terms which would have been agreed to by persons unaffiliated with the Company and that all of the transactions set forth below are otherwise fair to the Company and its shareholders:

     Richard Rosenberg Note Consolidation and Conversion. On March 31, 1999, the Company entered into an agreement with Richard Rosenberg, a shareholder and former director of the Company, which agreement was amended on April 12, 1999, under which Mr. Rosenberg agreed to convert $34,411.45 of the $77,545.79 debt owed to him by the Company, into 49,159 post-split shares of restricted Common Stock at the rate of $0.70 per share. The price per share was determined through the negotiations between the Company and Mr. Rosenberg and as part of the negotiations in resolving the consolidation of and conversion of the notes owed to Mr. Rosenberg as set forth below.

     Mr. Rosenberg further agreed to consolidate all notes and loans made by him to the Company into one note with a principal balance of $43,134.34, with interest thereon at the rate of 6.0%. The Company will make monthly payments of $2,500 for 18 months commencing on May 1, 1999.

     In consideration for Mr. Rosenberg's agreement to convert a portion of his debt to common stock and consolidate the note and loans made by him to the Company into one note with a reduced interest rate of 6.0%, the Company agreed to issue Mr. Rosenberg 15,968 shares of restricted common stock.

     There has been no preliminary contact or discussion by any of the Company's officers, directors, promoters, affiliates or associates and with any representatives of the owners of any business or company regarding the possibility of any acquisitions or mergers transactions. There are no present plans, proposals, arrangements or understandings with any person or company regarding the possibility of any acquisitions or merger transaction.

     There  have  been  no  other  material  transactions,   series  of  similar
transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

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

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit        Description
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

99.2 (+) A copy of the Article "1998 Fire Loss in the United States" from the NFPA Journal, September/October 1999.

     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

(+)      Previously filed.
(++)     Filed herewith.

(b)      Reports on Form 8-K.

     There were no other reports on Form 8-K filed during the period covered by this report. There were no other reports on Form 8-K filed during the quarter of the period covered.

                                  EXHIBIT INDEX
                                  -------------

     The following Exhibit Index sets forth the Exhibit attached hereto

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


                                             AMERICAN FIRE RETARDANT CORP.
                                             A Nevada Corporation


Dated: March 30, 2001                        /s/ Stephen F. Owens
                                             ----------------------------------
                                             By:  Stephen F. Owens
                                             Its: President, CEO and Director




Dated: March 30, 2001                        /S/ Angela M. Raidl
                                             ----------------------------------
                                             By:  Angela M. Raidl
                                             Its: Vice President, CFO,
                                             Secretary and Director