Form 10QSB
period 2001-03-31
AMERICAN FIRE RETARDANT CORP
filed 2001-05-14
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: March 31, 2001; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 14, 2001, there were 3,167,647 shares of the registrant's Common Stock, $0.01 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 20 pages, the Exhibit Index is located at page 17.

                                    PART I.

                             FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from inception through March 31, 2001, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                March 31,     December 31,
                                                  2001           2000
                                               ------------   ------------
                                               (Unaudited)
CURRENT ASSETS
   Inventory                                   $   112,455    $    39,994
   Accounts receivable, net                        636,923        497,325
                                               ------------   ------------

     Total Current Assets                          749,378        537,319
                                               ------------   ------------

PROPERTY AND EQUIPMENT                             212,941        206,110
                                               ------------   ------------

OTHER ASSETS

   Restricted cash                                 419,653        318,620
   Intangible assets, net                           23,000         25,500
   Deposits and other assets                        15,585         16,399
                                               ------------   ------------

     Total Other Assets                            458,238        360,519
                                               ------------   ------------

     TOTAL ASSETS                              $ 1,420,557    $ 1,103,948
                                               ============   ============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                March 31,     December 31,
                                                  2001            2000
                                               ------------   ------------
                                               (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                              $    22,823    $    17,441
   Accounts payable                                249,022        229,927
   Accrued expenses                                653,721        666,031
   Unearned revenue                                 99,000         60,811
   Shareholder loans                               146,356        160,646
   Notes payable, current portion                  162,602        243,721
   Capital leases, current portion                     677         16,887
   Line of credit                                1,875,077      1,385,303
                                               ------------   ------------

     Total Current Liabilities                   3,209,278      2,780,767
                                               ------------   ------------

LONG-TERM LIABILITIES

   Notes payable                                   197,825        197,825
   Capital leases, long-term portion                14,210         14,210
                                               ------------   ------------

     Total Long-Term Liabilities                   212,035        212,035
                                               ------------   ------------

     Total Liabilities                           3,421,313      2,992,802
                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 2,359,647 shares issued and
    outstanding                                      2,361          2,361
   Additional paid-in capital                    1,490,531      1,490,531
   Accumulated deficit                          (3,493,648)    (3,381,746)
                                               ------------   ------------

     Total Stockholders' Equity (Deficit)       (2,000,756)    (1,888,854)
                                               ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                         $ 1,420,557    $ 1,103,948
                                               ============   ============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended
                                                         March 31,
                                               ---------------------------
                                                   2001          2000
                                               ------------   ------------
NET SALES                                      $   843,192    $   881,811

COST OF SALES                                      423,052        432,051
                                               ------------   ------------

GROSS MARGIN                                       420,140        449,760
                                               ------------   ------------

OPERATING EXPENSES

   Selling, general and administrative             165,029        180,566
   Payroll expense                                 155,389         98,138
   Travel and entertainment                         58,849         63,460
   Depreciation and amortization expense            19,919         15,958
   Bad debt expense                                 -               7,303
                                               ------------   ------------

     Total Operating Expenses                      399,186        365,425
                                               ------------   ------------

INCOME FROM OPERATIONS                              20,954         84,335
                                               ------------   ------------

OTHER EXPENSES

   Interest expense                               (132,856)      (135,919)
                                               ------------   ------------

     Total Other Expenses                         (132,856)      (135,919)
                                               ------------   ------------

LOSS BEFORE INCOME TAXES                          (111,902)      (135,919)

PROVISION FOR INCOME TAXES                          -              -
                                               ------------   ------------

NET LOSS                                       $  (111,902)   $   (51,584)
                                               ============   ============

BASIC AND FULLY DILUTED LOSS PER SHARE         $     (0.05)   $     (0.02)
                                               ============   ============

BASIC WEIGHTED AVERAGE SHARES                    2,359,647      2,327,193
                                               ============   ============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                                       Common Stock           Additional       Stock
                                               ---------------------------     Paid-in      Subscription    Accumulated
                                                 Shares          Amount        Capital       Receivable       Deficit
                                               ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999                       2,349,647    $     2,351    $ 1,485,541    $    -         $(2,478,908)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                    10,000             10          4,990         -              -

Net loss for the year ended
 December 31, 2000                                  -              -              -              -            (902,838)
                                               ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                       2,359,647          2,361      1,490,531         -          (3,381,746)

Net loss for the three months
 ended March 31, 2001
 (unaudited)                                        -              -              -              -            (111,902)
                                               ------------   ------------   ------------   ------------   ------------

Balance, March 31, 2001
 (unaudited)                                     2,359,647    $     2,361    $ 1,490,531    $    -         $ 3,493,648
                                               ============   ============   ============   ============   ============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                        March 31,
                                                              ---------------------------
                                                                  2001          2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $  (111,902)   $   (51,584)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                 19,919         15,958
     Bad debt expense                                              -               4,630
   Change in Assets and Liabilities:
     (Increase) decrease in restricted cash                      (101,033)       (65,556)
     (Increase) decrease in advances                                 (486)        -
     (Increase) decrease in deposits                                1,300         -
     (Increase) decrease in undeposited funds                      -               9,820
     (Increase) decrease in accounts receivable                  (139,598)      (156,769)
     (Increase) decrease in inventory                             (72,461)        68,351
     Increase (decrease) in accounts payable                       19,095          1,579
     Increase (decrease) in accrued expenses                      (12,310)       (35,146)
     Increase (decrease) in unearned revenue                       38,189        (67,023)
                                                              ------------   ------------

       Net Cash (Used) by Operating Activities                   (359,287)      (275,740)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                       (24,250)        (6,872)
                                                              ------------   ------------

     Net Cash (Used) by Investing Activities                      (24,250)        (6,872)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in cash overdraft                                       5,381         14,157
   Proceeds from subscribed stock                                  -               5,000
   Payments on notes payable - related                            (14,291)            98
   Proceeds from lines of credit                                  489,774        291,019
   Payment on notes payable                                       (97,327)       (31,070)
                                                              ------------   ------------

       Net Cash Provided by Financing Activities                  383,537        279,204
                                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    -              (3,408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     -               3,408
                                                              ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    -         $    -
                                                              ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                    $   132,856    $    94,386
  Income taxes                                                $    -         $    -

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $3,493,648 which, as well as current liabilities in excess of current assets of $2,459,900, raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases office space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments, excluding common area charges are as follows:

                                                  Amount
                                               ------------

                     2001                      $     49,860
                     2002                            24,930
                                               ------------

                              Total            $     74,790
                                               ============

     Rent expense for the three months ended March 31, 2001 and 2000 was $18,565 and $15,921, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Contract
     -------------------

     The Company has an employment contract with a key employee. Under the terms of this contract, the Company is committed to paying this individual $3,500 in salary per month through November 1, 2003. Salary expense under this contract fo the three months ended March 31, 2001 and 2000 was $7,000 and $7,000, respectively. this contract is currently in dispute.

     Vehicle and Equipment Operating Leases
     --------------------------------------

     The Company has leased two vehicles under operating leases which call for combined monthly payments of $1,050 per month. The operating leases expire in 2001.

     Royalty Agreement
     -----------------

     The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the three months ended March 31, 2001 and 2000 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

December 31,2000 and March 31, 2001
-----------------------------------

Changes in Financial Condition
------------------------------

     The balance of current assets at December 31, 2000 was $537,319 compared to a balance of $749,378 at March 31, 2001. The balances of current liabilities were $2,780,767 and $3,209,278 for the same periods, respectively. The resulting current ratio at December 31,2000 was .2 to 1. The current ratio at March 31, 2001 was also .2 :1. The current ratio indicates that the Company's ability to pay its obligations has stayed constant over the course of the first quarter of 2001.

     The increase of current assets at March 31, 2001 over December 31, 2000 reflects an increased need for the Company to maintain an inventory of materials for its projects as it enters its busy season of year. The Company used $72,461 of working capital for inventory growth in the first quarter of 2001.

     The other material component of current assets is accounts receivable. The balance of accounts receivable at March 31, 2001 was $636,923, an increase of $139,598. The receivables increased due to the seasonal increase in sales.

     The increase in current liabilities of $428,511 is indicative of the Company's continued liquidity problems. The line of credit increased by $489,774. The Company used cash of $359,287 in its operations as it sought to establish itself as a market leader in the fire retardant field.

     $479,721 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service and several States where the Company does business. The Company has submitted offers in compromise to these governmental agencies whereby it hopes to decrease the liabilities to an amount it can afford to pay. There is no guarantee that the offers will finally be accepted. Also the Company may not become delinquent again in its payroll tax obligations if the offers are accepted or they will be voided.

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

         At March 31, 2001 the Company needs approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through an offering of its common stock in 2001. The Company has no commitments for such an offering and there is no guarantee that it will succeed in raising the funds it needs. At March 31, 2001 the Company has insufficient cash flow from operations to meet its current cash obligations. Until such time that the Company is able to raise sufficient capital it intends to continue to finance itself through the line of credit.

Results of Operations
---------------------

For the quarter  ended March 31,  2000  compared to the quarter  ended March 31,
2001

     The Company's net sales decreased by $38,619 in 2001 compared to 2000. This is a decrease of 4% and reflects the decline in the U.S. economy in 2001. The Company's gross margin for 2000 was 51% of sales compared to 50% in 2001 which means that the Company has had to give more discounts to its customers. Management believes that this will help the Company establish a perception in the market that it provides a quality product at a fair price. Also management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company has been able to cut its Selling, General and Administrative Expenses by $15,537 or 9% through its efforts to keep costs low. Management intends to continue these stringent measures throughout 2001. However, Payroll Expense has gone up by $57,251 or 58%. The increase reflects the tight labor market in Southern California. The cost of getting and keeping the high level of quality the Company seeks in its managerial staff increased significantly in 2000. Management believes that it will be able to hold those payroll costs constant the remainder of 2001.

     In order to cover the negative cash flow from operations in the first quarter of 2001 the Company would have needed an additional $718,574 of sales, assuming the same 50% gross margin percentage. Accordingly, management is seeking to increase its marketing efforts in 2001. However, the Company is subject to the current economic decline.

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

     Prosecuting Intellectual Property Infringement Claims Could Be Expensive and Could Disrupt Business.
     ---------------------------------------------------------------------------

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

     Risk That The Company's  Common Stock May Be Deemed A "Penny Stock"
     -------------------------------------------------------------------

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

     There Is No Market for The Company's Common Stock and There Is No Assurance That A Market Will Develop
     --------------------------------------------------------------------------

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

                                    PART II.

                              OTHER INFORMATION.

Item 1.  Legal Proceedings.
         -----------------

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

3.4(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana.

3.5(+) Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California.

3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

4.1(+) 2001 Stock Option Plan adopted by the Registrant's Directors on April 30, 2001.

4.2(+)         Specimen Form of Non-statutory Stock Option Agreement.

4.3(+) Nonstatutory Stock Option Agreement dated April 30, 2001, between American Fire Retardant Corp. and Gregory Bartko, Esq.

4.4(+) Attorney/Client Fee Agreement dated February 15, 2001, between American Fire Retardant Corp. and Gregory Bartko, Esq.

4.5(+) Nonstatutory Stock Option Agreement dated April 30, 2001 between American Fire Retardant Corp. and Sherry Wilson.

4.6(+) Consulting Agreement dated April 30, 2001 between American Fire Retardant Corp. and Sherry Wilson.

4.7(+) Nonstatutory Stock Option Agreement dated April 19, 2001 between American Fire Retardant Corp. and Stephen F. Owens.

4.8(+) Nonstatutory Stock Option Agreement dated April 30, 2001 between American Fire Retardant Corp. and Richard Rosenberg.

4.9(+) Consulting Agreement dated April 21, 2001 between American Fire Retardant Corp. and Richard Rosenberg.

4.10(+) Nonstatutory Stock Option Agreement dated April 30, 2001 between American Fire Retardant Corp. and Lewis Rosenberg.

4.11(+) Consulting Agreement dated April 21, 2001 between American Fire Retardant Corp. and Lewis Rosenberg.

4.12(+) Consulting Agreement dated April 21, 2001 between American Fire Retardant Corp. and BridgeStream Partners, LLC.

4.13(+) Nonstatutory Stock Option Agreement dated April 21, 2001 between American Fire Retardant Corp. and BridgeStream Partners, LLC.

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: May __, 2001                                /S/ Stephen F. Owens
                                                  ------------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: May __, 2001                                /S/ Angela M. Raidl
                                                  ------------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                       Chief Financial Officer
                                                       Secretary and Director