Form 10QSB
period 2001-06-30
AMERICAN FIRE RETARDANT CORP
filed 2001-08-20
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark One)

     [X]   QUARTERLY  REPORT  UNDER  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

     For Quarter Ended: June 30, 2001; or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On August 14, 2001 there were 4,437,647 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from inception through September 30, 2000, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                    June 30,      December 31,
                                                      2001            2000
                                                  -------------   -------------
                                                  (Unaudited)
CURRENT ASSETS
   Inventory                                      $     84,730    $     39,994
   Accounts receivable, net                            761,309         497,325
                                                  -------------   -------------

     Total Current Assets                              846,039         537,319
                                                  -------------   -------------

PROPERTY AND EQUIPMENT                                 195,521         206,110
                                                  -------------   -------------

OTHER ASSETS

   Restricted cash                                     427,415         318,620
   Intangible assets, net                               21,850          25,500
   Deposits and other assets                            15,199          16,399
                                                  -------------   -------------

     Total Other Assets                                464,464         360,519
                                                  -------------   -------------

     TOTAL ASSETS                                 $  1,506,024    $  1,103,948
                                                  =============   =============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                    June 30,       December 31,
                                                      2001             2000
                                                  -------------   -------------
                                                  (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                                 $     47,259    $     17,441
   Accounts payable                                    279,818         229,927
   Accrued expenses                                    637,867         666,031
   Unearned revenue                                    -                60,811
   Shareholder loans                                   204,957         160,646
   Notes payable, current portion                      439,924         243,721
   Capital leases, current portion                      12,016          16,887
   Line of credit                                    1,858,327       1,385,303
                                                  -------------   -------------

     Total Current Liabilities                       3,480,168       2,780,767
                                                  -------------   -------------

LONG-TERM LIABILITIES

   Notes payable                                       197,825         197,825
   Capital leases, long-term portion                    14,210          14,210
                                                  -------------   -------------

     Total Long-Term Liabilities                       212,035         212,035
                                                  -------------   -------------

     Total Liabilities                               3,692,203       2,992,802
                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 3,372,647 and 2,359,647 shares
    issued and outstanding, respectively                 3,374           2,361
   Additional paid-in capital                        2,114,784       1,490,531
   Accumulated deficit                              (4,304,337)     (3,381,746)
                                                  -------------   -------------

     Total Stockholders' Equity (Deficit)           (2,186,179)     (1,888,854)
                                                  -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $  1,506,024    $  1,103,948
                                                  =============   =============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                             For the                         For the
                                                         Six Months Ended              Three Months Ended
                                                             June 30,                        June 30,
                                                  -----------------------------   -----------------------------
                                                      2001            2000            2001             2000
                                                  -------------   -------------   -------------   -------------
NET SALES                                         $  1,588,285    $  1,541,072    $    745,093    $    659,261

COST OF SALES                                          841,186         632,191         418,134         200,140
                                                  -------------   -------------   -------------   -------------

GROSS MARGIN                                           747,099         908,881         326,959         459,121
                                                  -------------   -------------   -------------   -------------

EXPENSES

   Selling, general and administrative                 962,592         344,060         797,563         163,494
   Payroll expense                                     295,340         339,649         139,951         241,511
   Travel and entertainment                            108,417         121,640          49,568          58,180
   Depreciation and amortization expense                34,838          20,393          14,919           4,435
   Bad debt expense                                     27,869           9,132          27,869           1,829
                                                  -------------   -------------   -------------   -------------

     Total Expenses                                  1,429,056         834,874       1,029,870         469,449
                                                  -------------   -------------   -------------   -------------

INCOME (LOSS) FROM OPERATIONS                         (681,957)         74,007        (702,911)        (10,328)
                                                  -------------   -------------   -------------   -------------

OTHER EXPENSES

   Interest expense                                   (240,634)       (254,682)       (107,778)       (118,763)
                                                  -------------   -------------   -------------   -------------

     Total Other Expenses                             (240,634)       (254,682)       (107,778)       (118,763)
                                                  -------------   -------------   -------------   -------------

LOSS BEFORE INCOME TAXES                              (922,591)       (180,675)       (810,689)       (129,091)

PROVISION FOR INCOME TAXES                             -                -               -               -
                                                  -------------   -------------   -------------   -------------

NET LOSS                                          $   (922,591)   $   (180,675)   $   (810,689)   $   (129,091)
                                                  =============   =============   =============   =============

BASIC LOSS PER SHARE                              $      (0.34)   $      (0.07)   $      (0.29)   $      (0.05)
                                                  =============   =============   =============   =============

BASIC WEIGHTED AVERAGE SHARES                        2,730,591       2,355,032       2,765,801       2,355,032
                                                  =============   =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                                          Common Stock              Additional       Stock
                                                  -----------------------------      Paid-in      Subscription     Accumulated
                                                     Shares          Amount          Capital       Receivable        Deficit
                                                  -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1999                           2,349,647    $      2,351    $  1,485,541    $     -         $ (2,478,908)

May 12, 2000: common stock
 issued for cash valued at
 $0.50 per share                                        10,000              10           4,990          -                -

Net loss for the year ended
 December 31, 2000                                      -               -               -               -             (902,838)
                                                  -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000                           2,359,647           2,361       1,490,531          -           (3,381,746)

February 26, 2001: common
 stock issued for services and
 interest on loans valued at
 $0.50 per share (unaudited)                            25,000              25          12,475          -                -

April 19, 2001: common stock
 issued for debt and services
 valued at $0.62 per share
 (unaudited)                                           533,000             533         330,133          -                -

April 19, 2001: common stock
 issued for services valued at
 $0.62 per share (unaudited)                           160,000             160          99,040          -                -

May 10, 2001: common stock
 issued for services valued at
 $0.62 per share (unaudited)                           250,000             250         154,750          -                -

May 30, 2001: common stock
 issued for services valued at
 $0.62 per share (unaudited)                            45,000              45          27,855          -                -

Net loss for the six months
 ended June 30, 2001
 (unaudited)                                            -               -               -               -             (922,591)
                                                  -------------   -------------   -------------   -------------   -------------

Balance, June 30, 2001
 (unaudited)                                         3,372,647    $      3,374    $  2,114,784    $     -         $ (4,304,337)
                                                  =============   =============   =============   =============   =============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                    For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (922,591)   $   (180,675)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Common stock issued for services                  545,266          -
     Depreciation and amortization                      34,839          32,101
     Bad debt expense                                  -                 6,459
   Change in Assets and Liabilities:
     (Increase) decrease in accounts receivable       (263,984)       (129,210)
     (Increase) decrease in deposits                      (800)         (1,182)
     (Increase) decrease in inventory                  (44,736)         73,175
     (Increase) decrease in prepaid expenses             5,650          -
     and intangibles
     (Increase) decrease in restricted cash           (108,795)         17,644
     Increase (decrease) in undeposited funds          -                 9,820
     Increase (decrease) in accounts payable            49,892         (45,399)
     Increase (decrease) in accrued expenses            51,837             567
     Increase (decrease) in unearned revenue           (60,811)        (87,636)
                                                  -------------   -------------

       Net Cash Provided (Used) by Operating          (714,233)       (304,336)
        Activities                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                            (24,250)        (13,092)
                                                  -------------   -------------

       Net Cash (Used) by Investing Activities         (24,250)        (13,092)
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in cash overdraft                           29,818          72,825
   Proceeds from notes payable - related                59,140          -
   Payments on notes payable - related                 (14,830)        (32,301)
   Proceeds from sale of common stock                  -                 5,000
   Proceeds from notes payable                         257,347          -
   Proceeds from lines of credit                       473,024         293,041
   Payment on notes payable                            (66,016)        (24,545)
                                                  -------------   -------------

       Net Cash Provided by Financing Activities       738,483         314,020
                                                  -------------   -------------

NET (DECREASE) IN CASH                                 -                (3,408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       -                 3,408
                                                  -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    -          $     -
                                                  =============   =============

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2001             2000
                                                  -------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                       $    240,634    $    254,682
   Income taxes                                   $    -          $     -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for conversion of accrued  $     80,000    $     -
   salaries
   Common stock issued for services               $    545,266    $     -

     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $4,322,837 which, as well as current liabilities in excess of current assets of $2,634,129, raise substantial doubt about its ability to continue as a going concern.

     Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - SUBSEQUENT EVENT

     In July 2001, 1,490,000 shares of common stock were issued for services, 300,000 of which were issued at $0.24 per share. The remaining 1,190,000 shares of common stock were issued at a price of $0.62 per share based on the S-8 filing agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

December 31,2000 and June 30, 2001
-----------------------------------

Changes in Financial Condition
------------------------------

     The balance of current assets at December 31, 2000 was $537,319 compared to a balance of $846,039 at June 30, 2001. The balances of current liabilities were $2,780,767 and $3,480,168 for the same periods, respectively. The resulting current ratio at December 31,2000 was .2 to 1. The current ratio at June 30, 2001 was also .2 : 1. The current ratio indicates that the Company's ability to pay its obligations has stayed constant over the course of the second quarter of 2001.

     The increase of current assets at June 30, 2001 over December 31, 2000 reflects an increased need for the Company to maintain an inventory of materials for its projects as it enters its busy season of year. The Company used $42,736 of working capital for inventory growth in the second quarter of 2001.

     The other material component of current assets is accounts receivable. The balance of accounts receivable at June 30, 2001 was $846,039, an increase of $263,984. The receivables increased due to the seasonal increase in sales.

     The increase in current liabilities of $699,401 is indicative of the Company's continued liquidity problems. The line of credit increased by $473,024. The Company used cash of $714,233 in its operations as it sought to establish itself as a market leader in the fire retardant field.

     $487,721 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service and several States where the Company does business. The company had submitted Offers in Compromise which were voided in the second quarter. The Company is currently negotiating an installment plan with the IRS and attempting to get current on its payroll tax obligations for the year 2001.

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

     At June 30, 2001 the Company needs approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through an offering of its common stock in 2001. The Company has no commitments for such an offering and there is no guarantee that it will succeed in raising the funds it needs At June 30, 2001 the Company has insufficient cash flow from operations to meet its current cash obligations. Until such time that the Company is able to raise sufficient capital it intends to continue to finance itself through the line of credit.

Results of Operations
---------------------

For the quarter ended June 30, 2000 compared to the quarter ended June 30, 2001
--------------------------------------------------------------------------------

     The Company's net sales increased by $85,832 in 2001 compared to 2000. This is an increase of 13% and reflects an increase in the Company's business. The gross margin for 2000 was 47% of sales compared to 58% in 2001 which means that the Company has had to give more discounts to its customers. Management believes that this will help the Company establish a perception in the market that it provides a quality product at a fair price. Also management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company's Selling, General and Administrative Expenses increased by $634,069 or 138% mainly due to expenses for consulting services in regard to the Company's stock. Payroll Expense has decreased by $101,560 or 42%. This decrease reflects a tightening by management on its payroll. Management believes that it will be able to hold those payroll costs constant the remainder of 2001.

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

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.
         -----------------

     Friloux v. AFRC The Company is a party  defendant  in the matter of Friloux
v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 "D". In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party.

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

     Payroll  Tax  Still  Owing.  The  Company  still  owes the IRS  $10,279.22, including  interest  and  penalties,  for  the  4th  quarter  1999,  $47,452.24, including interest and penalties, for the 1st quarter 2000, $48,347.37, including interest and penalties, for the 2nd quarter 2000, and $44,179.67 including  interest and  penalties,  for the 3rd quarter  2000,  and  $39,210.04 including interest and penalties, for the 4th quarter 2000, $45,186.21, not including interest and penalties, for the 2nd quarter 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     None.

     On May 10, 2001 the Company filed a registration statement on Form S-8, registering various stock options issued pursuant to AFRC's 2001 Stock Option Plan. Specifically, the non-statutory stock options registered were granted to Stephen F. Owens in the amount of 533,334 shares, Gregory Bartko in the amount of 50,000 shares, Sherry Wilson in the amount of 250,000 shares, Bridgestream Partners, LLC in the amount of 45,000 shares, Richard Rosenberg in the amount of 108,000 shares, Lewis Rosenberg in the amount of 30,000 shares, and Samuel Todaro. Concurrently, the Company has filed a registration for coordination of the qualification in California for the options granted to Stephen F. Owens and Bridgestream Partners, LLC.

     During the quarter ended June 30, 2001, and subsequent to that period, the Company was required to make arrangements satisfactory to its depository bank, to resolve an account debit created when the Company deposited into its general operating account, certain checks totaling $106,000, which checks ultimately were dishonored by the bank upon which they were drawn. The Company's depository bank carried this amount as an account deficit through the quarter ended June 30, 2001 and thereafter. At June 30, 2001, the amount of our account deficit was reduced to $59,556.23. The account deficit was further reduced to $57,200 as of August 3, 2001. After that date, the Company arranged two short-term loans from two non-affiliated persons to satisfy the remainder of the account deficit, and as of August 6, 2001, the account deficit was satisfied by application of a total of $57,200 in loan proceeds. These two short-term loans are unsecured and are due on or before September 6, 2001.

     Subsequent to the period end, on July 13, 2001, the Company filed a registration statement on Form S-8, seeking federal registration 300,000 shares of the Company's common stock issued pursuant to the terms of a consulting agreement entered into with Tomina Associates, Ltd.

     Subsequent to the period ended June 30, 2001, the Company entered into a series of agreements dated July 16, 2001, which were intended to arrange certain consulting services, introductions, business and advisory expertise and services designed to assist the Company in distribution and marketing of its fire retardant products (collectively, the "Marketing and Consulting Agreements"). These agreements were entered into with David W. Keaveney, Jason M. Genet ("Keaveney and Genet") and their marketing enterprise, Breakout Investment Marketing, LLC ("Breakout"). A Loan and Security Agreement was also entered into between the Company, Keaveney and Genet, which contemplated that in addition to the above-described services to the Company, Keaveney and Genet would provide a $150,000 loan to the Company secured by the issuance and delivery of 850,000 shares of restricted common stock pledged to Keaveney and Genet, which the Company would qualify as a private placement of its securities under Section 4(2) of the Securities Act of 1933.

     The Company ultimately received only $74,800 in loan proceeds from Keaveney and Genet, and as a result, the Company, Keaveney and Genet subsequently entered into an Amended Loan and Security Agreement dated July 27, 2001 ("Amended Loan Agreement"). The Amended Loan Agreement provides that the total loan would be reduced from $150,000 to $74,800. As a full accord and satisfaction among the Company, Keaveney and Genet with respect to the July 16, 2001 series of agreements, the Company granted to Keaveney and Genet, as consultants, a non-qualified stock option agreement providing for the issuance of 425,000 shares of the Company's common stock under the Company's Amended 2001 Stock Option Plan and registered on Form S-8, intending to satisfy all obligations of the Company to Keaveney, Genet and Breakout under the Marketing and Consulting Agreements. These shares are now issued and outstanding.

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

     10.15(+) Investment Banking and Consulting Agreement with Capstone Partners LLC.

     10.16(+)       March 7, 1999 $100,000 Promissory Note.

     10.17(+)       August  25,  1999  Equipment  Lease with  Preferred  Capital
                    Corporation

     10.18(+)       December  7, 1999  $100,000  Promissory  Note  with  Private
                    Capital, Inc.

     10.19(+) May 10, 2001 Form S-8: 2001 Stock Option Plan adopted by the Registrant's Directors on April 30, 2001

     10.20(+) May 10, 2001 Form S-8: Specimen Form of Non-statutory Stock Option Agreement.

     10.21(+) May 10, 2001 Form S-8: Nonstatutory Stock Option Plan Agreement dated April 30, 2001, between American Fire Retardant Corp. and Gregory Bartko, Esq.

     10.22(+) May 10, 2001 Form S-8: Attorney/Client Fee Arrangement dated Fedruary 15, 2001, between American Fire Retardant Corp. and Gregory Bartko, Esq.

     10.23(+) May 10, 2001 Form S-8: Nonstatutory Stock Option Plan Agreement dated April 30, 2001, between American Fire Retardant Corp. and Sherry Wilson.

     10.24(+) May 10, 2001 Form S-8: Consulting Agreement dated April 30, 2001, between American Fire Retardant Corp. and Sherry Wilson.

     10.25 (+)      May 10,  2001  Form  S-8:  Nonstatutory  Stock  Option  Plan
                    Agreement  dated  April  30,  2001,  between  American  Fire
                    Retardant Corp. and Stephen F. Owens.

     10.26(+) May 10, 2001 Form S-8: Nonstatutory Stock Option Plan Agreement dated April 30, 2001, between American Fire Retardant Corp. and Richard Rosenberg.

     10.27(+) May 10, 2001 Form S-8: Consulting Agreement dated April 30, 2001, between American Fire Retardant Corp. and Richard Rosenberg.

     10.28(+) May 10, 2001 Form S-8: Nonstatutory Stock Option Plan Agreement dated April 30, 2001, between American Fire Retardant Corp. and Lewis Rosenberg.

     10.29(+) May 10, 2001 Form S-8: Consulting Agreement dated April 30, 2001, between American Fire Retardant Corp. and Lewis Rosenberg.

     10.30(+) May 10, 2001 Form S-8: Consulting Agreement dated April 30, 2001, between American Fire Retardant Corp. and BridgeStream Partners, LLC.

     10.31(+) May 10, 2001 Form S-8: Nonstatutory Stock Option Plan Agreement dated April 30, 2001, between American Fire Retardant Corp. and BridgeStream Partners, LLC.

     10.32(+)       May 10, 2001 Form S-8: Opinion of Gregory Bartko, Esq.

     10.33(+)       May 10, 2001 Form S-8: Consent of HJ & Associates, LLC.

     10.34(+)       May 10, 2001 Form S-8: Consent of Gregory Bartko, Esq.

     10.35(+)       May 10, 2001 Form S-8: Power of Attorney.

     10.35(+) July 31, 2001 Form S-8: Consulting Agreement dated July 6, 2001, between American Fire Retardant Corp. and Tomina Associates, Ltd.

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

     99.2 (+) A copy of the Article "1998 Fire Loss in the United States" from the NFPA Journal, September/October 1999.

     99.3 (+) See National Fire Data Center Statistics as posted on the NFDC website at "www.usfa.fema.goc/nfdc/statistics.htm"

     (+) Previously filed.

     (++) Attached hereto.

     (b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the period covered by this report.

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: August  __, 2001                            /S/ Stephen F. Owens
                                                  ------------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: August __, 2001                             /S/ Angela M. Raidl
                                                  ------------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                       Chief Financial Officer
                                                       Secretary and Director