Form 10-Q
period 2001-09-30
AMERICAN FIRE RETARDANT CORP
filed 2001-12-03
CIK 1049234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

      [X]  QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d)  OF  THE SECURITIES
             EXCHANGE ACT OF 1934

     For Quarter Ended: September 30, 2001; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 000-26261

                          AMERICAN FIRE RETARDANT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
----------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9337 Bond Avenue, El Cajon, California                          92021
-------------------------------------------------    ------------------------
(Address of principal executive offices)                      Zip Code)


                                 (619) 390-6888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On November 27, 2001 there were 9,962,647 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

     This Form 10-QSB has 26 pages, the Exhibit Index is located at page 21.

                              INDEX TO FORM 10-QSB

                               September 30, 2001


PART I   Financial Information                                        Page No.
                                                                      --------

Item 1        Financial Statements

              Condensed Consolidated Balance Sheet as of
              September 30, 2001 (unaudited)                             4-5

              Condensed  Consolidated Income Statements (unaudited)
              for the nine months and three months ended  September
              30, 2001 and 2000                                            6

              Condensed  Consolidated   Statements  of  Cash  Flows
              (unaudited)  for the nine months ended  September 30,
              2001 and 2000                                              8-9

              Notes to Financial Statements                               10

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operation                          13

PART II. Other Information

Item 1.       Legal Proceedings                                           19
Item 2.       Changes in Securities and Use of Proceeds                   21
Item 3.       Defaults Upon Senior Securities                             21
Item 4.       Submission of Matters to a Vote of Security Holders         21
Item 5.       Other Information                                           21
Item 6.       Exhibits and Reports on Form 8-K                            22

          Signatures                                                      27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     Set forth below are the consolidated financial statements as of September 30, 2001 (unaudited) and the results of operations for the nine months and the three months ended September 30, 2001 and 2000. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from inception through September 30, 2001, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets
                                 --------------

                                     ASSETS
                                     ------

                                            September 30,    December 31,
                                                2001            2000
                                           ---------------  ----------------
                                             (Unaudited)
CURRENT ASSETS

Cash                                        $      2,203     $          -
   Inventory                                      80,140           39,994
   Accounts receivable, net                      440,246          497,325
                                            ------------     ------------

     Total Current Assets                        522,589          537,319
                                            ------------     ------------
PROPERTY AND EQUIPMENT                           178,104          206,110
                                            ------------     ------------
OTHER ASSETS

   Restricted cash                               419,138          318,620
   Intangible assets, net                         20,700           25,500
   Deposits and other assets                      15,199           16,399
                                            ------------     ------------
     Total Other Assets                          455,037          360,519
                                            ------------     ------------

     TOTAL ASSETS                           $  1,155,730     $  1,103,948
                                            ============     ============

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                             September 30,    December 31,
                                                  2001            2000
                                            ---------------  ---------------
                                              (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                            $           -    $     17,441
   Accounts payable                                577,368         229,927
   Accrued expenses                                802,674         666,031
   Unearned revenue                                 42,588          60,811
   Shareholder loans                               185,185         160,646
   Notes payable, current portion                  330,477         243,721
   Capital leases, current portion                   9,466          16,887
   Line of credit                                1,822,340       1,385,303
                                             -------------    ------------
     Total Current Liabilities                   3,770,098       2,780,767
                                             -------------    ------------
LONG-TERM LIABILITIES

   Notes payable                                   197,825         197,825
   Capital leases, long-term portion                14,210          14,210
                                             -------------    ------------

     Total Long-Term Liabilities                   212,035         212,035
                                             -------------    ------------

     Total Liabilities                           3,982,133       2,992,802
                                             -------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 25,000,000
    shares authorized, 4,862,647 and 2,359,647
    shares issued and outstanding, respectively      4,864           2,361
   Additional paid-in capital                    2,221,908       1,490,531
   Accumulated deficit                          (5,053,175)     (3,381,746)
                                             -------------    ------------
     Total Stockholders' Equity (Deficit)       (2,826,403)     (1,888,854)
                                             -------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   1,155,730    $  1,103,948
                                             =============    ============

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                      For the                    For the
                                                 Nine Months Ended         Three Months Ended
                                                   September 30,              September 30,
                                           --------------------------   --------------------------
                                                2001          2000          2001          2000
                                           --------------------------   --------------------------
NET SALES                                  $  1,817,095  $  2,352,712   $    228,810  $    811,640

COST OF SALES                                 1,109,689     1,029,010        268,503       396,819
                                           ------------  ------------   ------------  ------------

GROSS MARGIN (DEFICIT)                          707,406     1,323,702        (39,693)      414,821
                                           ------------  ------------   ------------  ------------
EXPENSES

   Selling, general and administrative        1,350,619       475,165        590,513       131,105
   Payroll expense                              451,366       463,467        156,026       123,818
   Travel and entertainment                     120,463       170,286         12,046        48,646
   Depreciation and amortization expense         57,056        36,352         22,218        15,959
   Bad debt expense                              27,869         9,132                            -
                                           ------------  ------------   ------------  ------------
     Total Expenses                           2,007,373     1,154,402        780,803       319,528
                                           ------------  ------------   ------------  ------------
INCOME (LOSS) FROM OPERATIONS                (1,299,967)      169,300       (820,496)      (95,293)
                                           ------------  ------------   ------------  ------------
OTHER EXPENSES

   Interest expense                            (371,462)     (374,494)      (130,828)     (119,812)
                                           ------------  ------------   ------------  ------------
     Total Other Expenses                      (371,402)     (374,494)      (130,828)     (119,812)
                                           ------------  ------------   ------------  ------------
LOSS BEFORE INCOME TAXES                     (1,671,429)     (205,194)      (951,324)      (24,519)..

PROVISION FOR INCOME TAXES                            -             -              -             -

NET LOSS                                   $ (1,671,429) $   (205,194)  $   (951,324) $    (24,519)
                                           ============  ============   ============  ============
BASIC LOSS PER SHARE                       $      (0.53) $      (0.08)  $      (0.25) $      (0.01)
                                           ============  ============   ============  ============
BASIC WEIGHTED AVERAGE SHARES                 3,127,577     2,355,032      3,869,647     2,355,032
                                           ============  ============   ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                                                 Additional
                                         Common Stock             Paid-in      Accumulated
                                     Shares       Amount          Capital        Deficit
                                    -------------------------------------------------------
Balance, December 31, 1999           2,349,647  $      2,351   $  1,485,541   $ (2,478,908)

May 12, 2000: common stock issued
 for cash valued at $0.50 per share     10,000            10          4,990              -

Net loss for the year ended

 December 31, 2000                           -             -                      (902,838)
                                    ------------------------------------------------------

Balance, December 31, 2000           2,359,647         2,361      1,490,531     (3,381,746)

February 26, 2001: common stock
  issued for services valued at
  $0.50 per share (unaudited)           25,000            25         12,475              -

April 19, 2001: common stock issued
 for debt and services valued at
 $0.26 per share (unaudited)           533,000           533        138,047              -

April 19, 2001: common stock
 issued for services valued at
 $0.26 per share (unaudited)           160,000           160         41,440              -

May 10, 2001: common stock
 issued for services valued at
 $0.78 per share (unaudited)           250,000           250        194,750              -

May 30, 2001: common stock
 issued for services valued at
 $0.78 per share (unaudited)            45,000            45         35,055              -

July 2001: common stock issued
 for services at an average price
 of $0.21 per share (unaudited)      1,490,000         1,490        309,610              -

Net loss for the nine months
 ended September 30, 2001
 (unaudited)                                 -             -              -     (1,671,429)
                                    ------------------------------------------------------
Balance, September 30, 2001
 (unaudited)                         4,862,647  $      4,864   $  2,221,908   $ (5,053,175)
                                    ======================================================

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                             For the Nine Months Ended
                                                                     September 30,
                                                         ------------------------------------
                                                                 2001             2000
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $ (1,671,431)    $   (205,194)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Common stock issued for services                             653,881                -
     Depreciation and amortization                                 57,056           48,245
     Bad debt expense                                                   -            4,630
   Change in Assets and Liabilities:
     (Increase) decrease in accounts receivable                    57,079         (286,487)
     (Increase) decrease in deposits                                 (800)             716
     (Increase) decrease in inventory                             (40,146)          61,908
     (Increase) decrease in prepaid expenses and intangibles        2,000           (1,082)
     (Increase) decrease in restricted cash                      (100,518)         (82,042)
     Increase (decrease) in undeposited funds                           -            9,820
     Increase (decrease) in accounts payable                      347,441           (6,865)
     Increase (decrease) in accrued expenses                      216,643           21,980
     Increase (decrease) in unearned revenue                      (18,223)         (15,987)
                                                             ------------     ------------
       Net Cash Provided (Used) by Operating Activities          (497,018)        (450,358)
                                                             ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Disposal of fixed assets                                             -            3,070
   Purchase of fixed assets                                       (24,250)         (13,092)
                                                             ------------     ------------
       Net Cash (Used) by Investing Activities                    (24,250)         (10,022)
                                                             ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdraft                          (17,441)          13,653
   Proceeds from notes payable - related                           62,577           11,178
   Payments on notes payable - related                            (38,038)         (55,850)
   Proceeds from sale of common stock                                   -            5,000
   Proceeds from notes payable                                    305,910          183,001
   Proceeds from lines of credit                                  437,037          432,751
   Payment on notes payable                                      (226,574)        (132,761)
                                                             ------------     ------------
       Net Cash Provided by Financing Activities                  523,470          456,972
                                                             -----------------------------
NET INCREASE (DECREASE) IN CASH                                     2,203           (3,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        -            3,408
                                                                        ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $      2,203     $          -
                                                             =============================

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                             For the Nine Months Ended
                                                                     September 30,
                                                         ------------------------------------
                                                                 2001             2000
---------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                                  $    321,076     $     374,494
   Income taxes                                              $          -     $           -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for conversion of accrued salaries    $     80,000     $           -
   Common stock issued for services                          $    653,881     $           -

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $5,053,175 which, as well as current liabilities in excess of current assets of $3,247,509, raise substantial doubt about its ability to continue as a going concern.

              Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 -      SUBSEQUENT EVENT

              In October 2001, the Company issued 4,294,230 shares of common stock for conversion of accrued salaries, conversion of debt and services. The issuances were valued at the closing prices on the dates of issue and ranged from $0.13 to $0.18 per share.

NOTE 4 -      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

              SFAS No.  141  provides  standards  for  accounting  for  business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

              SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

              SFAS No.  144 - On  October  3,  2001,  the  Financial  Accounting
              Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS
              121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS
              121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

NOTE 5 -      LEGAL PROCEEDINGS.

         In the ordinary course of the Company's business, disputes arise involving the Company's business and operations. The following represents pending or threatened litigation and administrative actions that the Company believes to be material to its financial condition and operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     Certain statements contained in this report that are not historical fact are "forward-looking statements " as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue, " "is anticipated, " "believes, " "estimates, " "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these otrends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The notes accompanying the financial statements are an integral part of our financial statements.

December 31, 2000 and September 30, 2001

         Changes in Financial Condition

         The balance of current assets at December 31, 2000 was $537,319 compared to a balance of $522,589 at September 30, 2001. The balance of current liabilities was $2,780,767 and $3,770,098, respectively, for the same periods. The resulting current ratio at December 31, 2000 was .2 to 1. The current ratio at September 30, 2001 was .14 to 1. The current ratio indicates that the Company's ability to pay its obligations has stayed constant over the course of the third quarter of 2001.

         The increase of current assets at September 30, 2001 over December 31, 2000 reflects an increased need for the Company to maintain an inventory of materials for its projects as it enters its busy season of the year.

         The other material component of current assets is accounts receivable. The balance of accounts receivable at September 30, 2001 was $440,246, a decrease of $57,079. The receivables decreased due to better collection efforts by the Company.

         The increase in current liabilities of $989,331 is indicative of the Company's continued liquidity problems. The line of credit extended to the Company increased by $437,037, or 31.5% from December 31, 2000 to the end of the third quarter. The Company used cash of $497,018 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

         $502,365 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company previously submitted Offers in Compromise to the IRS which were voided in the second quarter. The Company is currently negotiating an installment plan with the IRS and attempting to get current on its payroll tax obligations for the year 2001.

         The Company continues to borrow funds against its future contracts on its line of credit. The factoring agreement charges 8% of the amount borrowed as a fee for the funds. This significantly decreases the Company's profitability on its contracts. The Company has also borrowed against contracts for which it has not yet provided services and therefore the Company must continue the cycle by raising more capital through factoring to complete those projects.

         At September 30, 2001 the Company needed approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new aerosol product in 2002. At September 30, 2001 the Company has insufficient cash flow from operations to meet its current cash obligations. Until such time, if at all, that the Company is able to raise sufficient capital, it intends to continue to finance itself through its available line of credit.

         Results of Operations

For the nine months ended September 30, 2000 compared to the nine months ended September 30, 2001.

         The Company's net sales decreased by $535,617 through September 30, 2001 compared to the same period in 2000. This is a decrease of 23% and is mainly due to the Company having to repair a large job at its own expense. The gross margin for the period in 2000 was 56% of sales compared to 39% for the same period in 2001, again mainly due to repairing a job at its own expense. Also, management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $875,454 or 184% for the period ended September 30, 2001 over the same period in 2000, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $12,101 for the year to date period or 2.6%, as compared with the same period in 2000. This decrease reflects a tightening by management on its payroll. Management anticipates that it will be able to hold these payroll costs constant the remainder of 2001.

For the three months ended September 30, 2000 compared to the three months ended September 30, 2001

         The Company's net sales decreased by $582,830 in the three months ended September 30, 2001 compared to the same period last year 2000. This is a decrease of 72% and is mainly due to the Company having to repair a large job at its own expense. The gross margin for 2000 was 51% of sales compared to a gross deficit of 17% in the three month period ended September 30, 2001, again mainly due to repairing a job at its own expense. Management believes that the Company needs to establish itself as a major player in the fire retardant industry in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $459,408 or 350% mainly due to expenses for consulting services in regard to the Company's common stock issued pursuant to the consulting services agreements. Payroll expense increased by $32,208 or 26% for the three months ended September 30, 2001 over the same period in 2000. Although this increased for the third quarter of this year compared to the third quarter of last year, the year-to-date payroll expense is actually less than the same time last year. Management anticipates that it will be able to hold these payroll costs constant the remainder of 2001.

         Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction industry in general.

Risk Factors

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

         We May Face  Interruption  Of Production  And Services Due To Increased
         -----------------------------------------------------------------------
Security Measures In Response To Terrorism.
------------------------------------------

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

     Prosecuting  Intellectual  Property  Infringement Claims Could Be Expensive
     ---------------------------------------------------------------------------
and Could Disrupt Business.
--------------------------

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

     Risk That The Company's Common Stock May Be Deemed A "Penny Stock"
     -------------------------------------------------------------------

     The Company's common stock is a "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

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

                          PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

         In the ordinary course of the Company's business, disputes arise involving the Company's business and operations. The following represents pending or threatened litigation and administrative actions that the Company believes to be material to its financial condition and operations.

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

         During the nine month period ended September 30, 2001, the Company was required to make arrangements satisfactory to its depository bank, to resolve an account debit created when the Company deposited into its general operating account, certain checks totaling $106,000, which checks ultimately were dishonored by the bank upon which they were drawn. The Company's depository bank carried this amount as an account deficit through the quarter ended June 30, 2001 and thereafter. At June 30, 2001, the amount of our account deficit was reduced to $59,556.23. The account deficit was further reduced to $57,200 as of August 3, 2001. After that date, the Company arranged two short-term loans from two non-affiliated persons to satisfy the remainder of the account deficit, and as of August 6, 2001, the account deficit was satisfied by application of a total of $57,200 in loan proceeds. These two short-term loans are unsecured and are due on or before September 6, 2001.

         On July 13, 2001, the Company filed a registration statement on Form S-8, seeking registration of 300,000 shares of the Company's common stock issued pursuant to the terms of a consulting agreement entered into with a Tomina Associates, Ltd.

         On July 16, 2001, the Company entered into a series of agreements that were intended to arrange certain consulting services, introductions, business and advisory expertise and services designed to assist the Company in distribution and marketing of its fire retardant products (collectively, the "Marketing and Consulting Agreements"). These agreements were entered into with David W. Keaveney, Jason M. Genet ("Keaveney and Genet") and their marketing enterprise, Breakout Investment Marketing, LLC ("Breakout"). A Loan and Security Agreement was also entered into between the Company, Keaveney and Genet, which contemplated that in addition to the above-described services to the Company, Keaveney and Genet would provide a $150,000 loan to the Company secured by the issuance and delivery of 850,000 shares of restricted common stock pledged to Keaveney and Genet, which the Company would qualify as a private placement of its securities under Section 4(2) of the Securities Act of 1933.

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

         After the end of the Company's current quarter, and as filed with the Securities and Exchange Commission on October 9, 2001, the Company filed a registration statement on Form S-8 for the purpose of registering 4,000,000 shares of its common stock under the Company's 2001 Directors' and Officers' Stock Option and Stock Award Plan (the "2001 Plan"). Pursuant to the terms of the 2001 Plan, the Company reserved for issuance under the 2001 Plan, up to the 4,000,000 shares of common stock that were the subject of the October 9, 2001 Form S-8 filed with the Commission.

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

        3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

        3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

        10.1(a)(+) Letter of Intent Between American Fire Retardant Corp., and Fabritek Industries, LLC.

        10.1(b)(+) Amendment to Letter of Intent Between American Fire Retardant Corp., and Fabritek Industries, LLC.

        10.2(+)Royalty Agreement between American Fire Retardant Corp., and Norman O. Houser.

        10.3(+)Sale, Assignment and Assumption Agreement between American Fire Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.

        10.4(a)(+) Merchant Service Agreement between American Fire Retardant Corp., and St. Martin Bank.

        10.4(b)(+) St.Martin Bank $100,090 Promissory Note Dated March 11, 1997.

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

        10.4(g)(+) St.Martin Bank Business Loan Agreement Dated August 18, 1998.

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

        10.4(j)(+) Stephen F. Owens  Commercial  Guaranty to St. Martin Bank re:
        $172,725.73 Promissory Note.

        10.4(k)(+) Angela M. Raidl  Commercial  Guaranty  to St. Martin Bank re:
        $172,725.73 Promissory Note.

        10.4(l)(+) St. Martin Bank Commercial Pledge Agreement re: $172,725.72 Promissory Note.

        10.4(m)(+) St. Martin  Bank  Pledge  of  Collateral  Mortgage  Note  re:
        $172,725.72 Promissory Note.

        10.4(n)(+) St.Martin Bank Agreement to Provide Insurance re: $172,725.72 Promissory Note.

        10.4(o)(+) St.Martin Bank-Collateral Mortgage re: $172,725.72 Promissory Note.

        10.4(p)(+) St.Martin Bank - $54,059.29 Promissory Note Dated February 4, 1999.

        10.5(a)(+) Private Capital, Inc. - Purchase and Security Agreement Dated April 17, 1997.

        10.5(b)(+) Private Capital, Inc. - Angela M. Raidl Continuing Guaranty & Waiver.

        10.5(c)(+) Private Capital,Inc. - Stephen F. Owens and Edward E. Friloux Continuing Guaranty & Waiver.

        10.6(a)(+) Bank of Erath $15,030 Promissory Note Dated June 16, 1997.

        10.6(b)(+) Bank of Erath Loan Extension Agreement Dated October 20,1998.

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

        10.24(+) May 10, 2001 Form S-8: Consulting Agreement dated April 30, 2001, between American Fire Retardant Corp. and Sherry Wilson.

        10.25(+) May  10, 2001  Form  S-8:   Nonstatutory   Stock   Option  Plan
        Agreement dated April 30, 2001, between American Fire Retardant Corp. and Stephen F. Owens.

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

                                              AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: December 3, 2001.                           /S/ Stephen F. Owens
                                                  ---------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: December 3, 2001.                           /S/ Angela M. Raidl
                                                  ---------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                    Chief Financial Officer
                                                    Secretary and Director