Form 10KSB
period 2001-12-31
AMERICAN FIRE RETARDANT CORP
filed 2002-04-18
CIK 1049234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                  -----------

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2001

                         Commission File Number: 0-26261



                         AMERICAN FIRE RETARDANT CORP.
                         -----------------------------

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

                         Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2001 were $2,175,769.

As of December 31, 2001, there were 17,806,877 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant on December 31, 2001 was $784,287.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              CAUTIONARY STATEMENT

This Annual Report on Form 10-KB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Fire Retardant Corp., (hereby referred to as The Company), and its management's assumptions. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and any variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors set forth on pages through as well as those noted in the documents incorporated herein by reference. Unless required by law, The Company, undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------
Item 1.  Description of Business
--------------------------------
American Fire Retardant Corporation (hereby referred to as The Company) is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and products and provides fire resistive finishing services through the Company's Textile Processing Center for commercial users. The Company also designs new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and is active in the construction industry as sub-contractors for fire stop and fire film installations.

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

(2) Textile Processing Center for Fire Resistive Fabrics. The Company applies fire retardant chemicals to fabrics for commercial customers. The company's main clients are purchasing agents who are hired by major hotel chains to assist the hotels as buyers during new construction or refurbishing. Because of the fire standards and codes that are enforced through city ordinances, it is mandatory for fabrics such as upholstery and drapes to meet the flammability requirements when installed in publicly used buildings. The clients fabrics are shipped to the Company's business location where the fabrics are processed to meet the necessary flammability standards and shipped to the clients desired location. During the year 2001, the Company began market research of a new consumer product designed for personal use of fire resistive chemicals through aerosol application.

(3) Firestop and Firefilm Installation. The Company is recognized by the State Contractors Board of California as a subcontractor in the field of Fireproofing-California License #788543. Firestop and Fire Film is a service the company offers in the new and retrofit construction industry.


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

Proprietary Products
--------------------
FyberixTM2000V is a non-durable fire retardant compound designed for use on textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries (i.e. cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. U.S. Patent #5.631.047

FirextraTM1000 is sold in either concentrate or ready-to-use form and is a proprietary product, which is a primary all-purpose, non-durable aqueous saline, based fire retardant compound. It is used on almost every type of textile fabric
- natural, synthetic, or blended. It may be used on unfinished wood and wood products as well as hay and paper. It is effective in treating leather and is used by the major leather tanners in the United States.

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

FirextraTMUV-11 is a proprietary and highly complex formulation which is a concentrate that can be diluted with plain water or added to other fire retardant or soil protection compounds to afford an effective block against Ultra Violet B waves that cause color fading, fabric thread weakening and fabric aging.

FirextraTMFBC is a proprietary formulation, which is latex in an aqueous base. It is manufactured for the Company by a major chemical manufacturing company and can only be obtained from them by a confidential coded number. The formula is the proprietary formulation of the B. F. Goodrich Company, which was created for use by the Company. There is no contract with regard to the development by Noveon (formerly B.F. Goodrich) of this formulation for the Company and the product can only be ordered by a confidential coded number, which was assigned to the Company by the Noveon (formerly B.F. Goodrich) Company. The product is used on the backside of hard-to-treat textile products. In addition to providing fire resistance the product adds fabric strength and integrity to the fabric. Noveon (formerly B.F. Goodrich), is the major chemical supplier of Firextra FBC.

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

Textile Processing Center for Fire Resistive Fabrics
----------------------------------------------------
Since 1993, the Company has been successfully treating a wide variety of fabrics, and has become technical consultants in the field of topically treating yard goods and piece goods in the commercial industry. Due to the limited number of fire retardant consultants in the United States, commercial customers are forced to comply with their local fire ordinances. Their local inspectors tell them what ordinances they must comply with but are not told how to comply with such ordinances. In the past several years, the Company has been committed to assisting clients in solving their fire ordinance problems. The Company's ability to successfully treat a wide variety of fabrics has been due to the ability to create and manufacture fire retardants to meet the hundreds of different fabric blends that are in the market place. Because of this success, most of the Company's fabric business is through referrals from current customers. As more emphasis and manpower is placed on enforcing the stringent flammability codes concerning the use of textiles, the growth of the fabric processing division is expected to increase.

For five years the Company has used and is currently using a process called topical coatings to meet the current flammability standards. The Company believes that this process will become second to a new durable textile process and will be in demand within the next two years affecting the fire retardant industry as a whole. The differences between these two processes are as follows:

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

Currently, the only areas within the United States that require residential as well as commercial upholstered furniture to be fire treated and to meet fire testing is the State of California, the City of Boston and the City of New York. Outside of the United States, the United Kingdom has been the only producer of fire resistant upholstery for the last 10 years. The testimony from the advisors of the United Kingdom was the Consumer Product Safety Commission's (CPSC's) strongest source of information. The CPSC staff concluded that a national upholstered furniture flammability standard is feasible, cost effective and that no evidence exists of any possible hazards to humans from fire retardant chemicals that would be used to meet the standard.

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

Current applications of the Company's various fire retardant compounds are accomplished through four distinct procedures.

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

(4) Marketing, distribution and sale of the Company's trademark
FyberixTM2000-Vfire resistive product for home and business use in aerosol can and other easy to use home and business applications. The Company anticipates that the sale and distribution of this product will begin in the second quarter of 2002.

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

A fire wall is a fireproof wall used in buildings and machinery to prevent the spread of fire. For example, two - 1/2 gypsum wallboards in an assembly will achieve approximately a 1-hour fire rating. This means there is 1 hour before the structure fails in a fire.

A fire rated wall is a fireproof wall that has additional fire rated materials added to the face of the wall to increase the fire rating or time allowed before the structure fails in a fire. These assemblies can achieve a 3 to 4 hour fire rating.

No matter how the buildings are constructed, plumbing, electrical and mechanical devices routinely penetrate and are routed through these firewalls and fire rated walls as part of the construction. When this penetration occurs, the wall loses its integrity and materials must be used to reinstate the fire resistance integrity. These materials include fire rated silicone caulks, sealants, mineral wool, intumescent putty, putty pads, intumescent wraps, collars, alumna-silica blanket wraps, etc. Intumescent is the property of swelling, enlarging or expanding, or bubbling up with heat. Accordingly, in a fire the product softens and then expands to form a white, meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects the steel from fire.


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

The Company has received their Nevada State Contractor's License, #0046990, in order to take advantage of the fire stop projects that the Company has future work for. In addition, the Company markets A/D Fire Barrier Products, which are thoroughly tested to ASTM E-814 Through Penetration Fire Stop Systems and are listed by Underwriters Laboratories, Inc. (UL), Underwriter Laboratories of Canada (ULC), Factory Mutual (FM), and Warnock Hersey Testing Laboratories.

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

Intumescent is the property of swelling, enlarging or expanding, or bubbling up when heated. Accordingly, in a fire the product softens and then expands to form a white meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects the steel from fire

The second component of the system is the decorative topcoat, which acts as a protective layer and serves as the attractive finish. A/D Firefilm has been tested and is certified by ULC and Warnock Hersey. Flammability ratings up to two hours were attained in accordance with CAN/ULC-S101 and ASTM-E119. CAN/ULC-S101 and ASTM-E119 are two different fire test protocols or standards used to measure the strength and time the product must meet before it is approved for use in a commercial building. The product must hold back combustion
(fire) or the by-products of combustion, such as carbon monoxide and carbon dioxide for a definitive time period. The product could withstand 1, 2 or 3 hours of exposure to fire. To receive a two-hour rating means that if an approved product is applied to the structure that meets the ASTM-E119 standard, the structure will withstand two hours of direct heat before the integrity of the structure will begin to fail.

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

The market is rapidly undergoing changes through federal and state codes and regulations that are continuously being enforced in the United States. The direction and emphasis is on the removal of potential fire loads and flame spreads in structures. The market has incurred various problems, including but not limited to, a lack of public awareness for the need of fire resistant materials and a lack of formal education for the enforcement personnel. The United States Fire Administration's National Fire Data Center (NFDC) states that mayors, city managers, school officials, the media, and the general public, are still largely unaware of the magnitude of the losses incurred by fire. This lack of awareness and the failure to realize the seriousness of fire are factors in keeping the U.S. fire problem one of the worst in the world per capita. You can review NFDC Statistics on the NFDC website at www.usfa.fema.goc/nfdc/statistics.hrm.

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

Distribution Methods of Products or Services
--------------------------------------------
Distribution of the Company's products and/or services is relatively simple, as most new business comes from referrals and reputation. Products or service needs are requested by phone, and distribution is through the Company's California location. Promotional costs and effective sales programs have to date limited the Company's ability to expand in this area. The Company offers its products and services to a multiple cross section of industries, such as Institutional, Commercial, Industrial, Government, Manufacturers, Consumers, Independent Retailers and Certified Applicators. The majority of the company's clients are identified as end users of the products and/or services. In certain industries, companies that are considered end users have also been able to distribute the products for resale.

The Company established its website in 1998, which can be found at www.americanfireretardant.com. The Company uses the website only for marketing and for providing a summary of information pertaining to fire retardant processes, rules and regulations. The information contained on the website is a summary only and is not to be construed as a complete statement of all fire stopping and retardant procedures, rules and regulations. This registration statement contains and sets forth in further detail the information summarized on the Company's website.

The Company has formed a strategic alliance with Signature Lifestyle, its marketing division. The purpose of this strategic alliance is as follows:

     1. Create an infomercial to introduce the new aerosol can of FyberixTM2000-V to the public with production expected to be completed in May of 2002 and the expected air date in the first week of June, 2002;
     2. Establish a brand name for the new product, tentatively named "3-in-1 Hero;"
     3. Establish licensing agreements and/or franchising agreements with different companies, such as carpet cleaning companies, that will promote the marketing and distribution of the expected new aerosol product; and
     4.  Establish a retail market through national retail chains.

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------
The Company has announced the release of its patented FyberixTM2000-V fabric treatment for consumer use. This is a product that the Company has been using commercially for more than five years with fabric being sent to its warehouse for treatment and then being shipped to the customer. These customers include many large, national hotel chains, casinos, and many other smaller customers. This product has three purposes: 1) Fire retard the fabric so it cannot combust when flame is introduced to it; 2) Kills dust mites and other microorganisms and their eggs; and 3) Soil and stain release to allow easy cleaning of the fabric treated.


With the anticipated retail sales of this aerosol product generated through our infomercial, and potential contracts with carpet cleaning companies, the Company anticipates sales of this product will increase and will reflect positively in our third and forth quarter of the current year.

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

The in-house tracking service offered by the Company is considered one of great importance to our customers. There are hundreds of rolls of fabrics that are sent to the Company for the fire retardant process on a weekly basis. In some cases, one customer or purchasing agent may be responsible for four different hotel projects. The agent has the fabric mill send all fabrics directly to the Company, which is then side marked with what customer the fabric is for. The Company's computerized tracking of each client's fabrics allows the Company to print a report on the date received and by job name. It also indicates when the fabric was treated, shipped out and to whom.

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

Raw Materials and Principal Suppliers
-------------------------------------
The Company does not utilize any specialized raw materials, meaning all materials used by the Company are readily available. The Company is not aware of any problem that exists at the present time or that is anticipated to occur within the near future that will materially affect the source and availability of the raw materials required by the Company. The Company currently purchases raw materials from Van Waters and Rogers, Morre-tech, Rhodia, Noveon (formerly B.F. Goodrich) and Great Lakes Chemical.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements
--------------------------------------------------------------------------
or Labor Contracts
-------------------
The Company believes its chemical products and technologies are unique. The Company is dedicated to the protection of its trade secrets through tight security, the advancement of the technologies, and strong patent protection. Therefore, the Company has retained legal counsel to develop and submit patent applications for its chemical products and technologies that the Company views as patentable. To date one patent has been granted in the United States and one other patent application has been filed and is pending in the United States.

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

                             United States Patents
                             ---------------------
The Company has had one U.S. patent granted on its chemical products and has one additional patent application pending:

Fyberix TM2000V U.S. Patent #5.631.047 Fyberix TM2000 Patent Pending #08.089793

                            Copyrights / Trademarks
                            -----------------------
The Company has a copyright on the Fire Retardant Applicator's Manual, certificate of registration number TX 3-878-798. The Company also has two trademarks,

FirextraTM registration #1,812,119 FyberixTM registration # 1,815,602

                         License and Royalty Agreements
                         ------------------------------
On June 24, 1997, American Fire Retardant Corporation, entered into a royalty agreement with Norman O. Houser, wherein American Fire will utilize Mr. Houser's vermicide compound for the Company's patented 2000V formulation. The agreement grants Mr. Houser the sum of $0.75 per gallon on the sale of the Company's Fyberix 2000V. These royalties are to begin at the time of agreement. Cancellation of this royalty agreement would occur if the Company no longer used Mr. Houser's compound in the formulation.

Research, Development and Intellectual Property
-----------------------------------------------
The Company's water-based chemical development stage has been completed. The fire retardant product line is constantly being evaluated and upgraded to keep up with the market demands, customer problems and new discoveries in field applications. In textile finishing, not all fabrics can be made fire resistive due to several different specialty blends. As in the United Kingdom, there will be problems with this and U.S. mills will began to discontinue those fabrics targeted for the upholstery industry and work closely with the fire resistive finishers in order to produce those fabrics that can easily be treated. This is where research and development into new chemical formulations and technologies will come into its heaviest stage.

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

Effect of Existing or Probable Governmental Regulations
-------------------------------------------------------
The Company is governed by the California Health and Safety Code under which the State of California established flammability standards that must be met by any and all companies providing flameproofing services to the public in the State of California. In order to comply with California's law for the application of flame-retardants, each applicator must be certified by the state. The Company is mandated by the State of California to meet the following flammability standards upon the completion of treating drapes, hangings, curtains, drops, tents, upholstery furniture fabrics or it's components and other decorative material for use in the State of California. All materials treated by the Company require a Certificate of Flameproofing to be issued to the customer.

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

Research and Development Activities
-----------------------------------
Although no research and development costs have been incurred by the Company in the last two fiscal years, there has been some expense associated with the production of the new aerosol can of FyberixTM2000-V, such as travel and due diligence expenses in relation to the third-party vendor that we have retained to provide aerosol cans for marketing and distributing the Fyberix 2000-V product. Additionally, costs are now being incurred for the production of our marketing infomercial, which we anticipate to be approximately 100,000 through completion in April, 2002.

Compliance with Environmental Laws (Federal, State and Local)
-------------------------------------------------------------
At the present time, the Company does not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

Total Employees and Full Time Employees
---------------------------------------
As of December 31, 2001 the Company employed five full-time employees. One of the Company's employees, our President, is employed in an administrative position. One employee is employed as the sales and technical manager for the fireproofing and firestop division of the Company and is a field supervisor. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager and warehouse supervisor. The other employee is a field supervisor. The Company performs all activities at its manufacturing and office location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services used are for legal and certified accounting. The Company also uses job finders for part time work in the construction area. None of these employees are covered under a collective bargaining agreement.

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

           Future Capital Requirements; Uncertainty of Future Funding.
           -----------------------------------------------------------
The Company's plan of operation calls for additional capital to facilitate growth and support its long-term development and marketing programs. It is likely that the Company will need to seek additional financing through future public or private sales of its securities, including equity securities. The Company may also seek funding for the development and marketing of its products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available the Company may be required to curtail one or more of its future programs.

       Substantial Doubt that the Company Can Continue as a Going Concern.
       -------------------------------------------------------------------
The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, expanding its product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require approximately $1,000,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without these additional funds there will be a reduction in the number of new projects that the Company could take on, which may have an effect on the Company's ability to maintain its operations. Therefore, the Company is dependent on funds raised through equity or debt offerings. Additional financing may not be available on terms favorable to the Company, or at all. If these funds are not available the Company may not be able to execute its business plan or take advantage of business opportunities. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through the increase of sales, there is a substantial doubt of its being able to continue as a going concern.

Additionally, it should be noted that the Company's independent auditors have included a going concern opinion and related discussion in the notes to the financial statements. The auditor's have included this provision because the Company has incurred significant and recurring losses and has a large working capital deficit that the auditor believes raises substantial doubt about the Company's ability to continue as a going concern. Until such time as the Company does receive additional debt or equity financing, there is a risk that the Company's auditors will continue to include a going concern provision in the notes to financial statements.

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

              Prosecuting Intellectual Property Infringement Claims
                 Could Be Expensive and Could Disrupt Business.
              -----------------------------------------------------
The Company intends to closely monitor competing product introductions for any infringement of the Company's proprietary rights. The Company believes that, as the demand for products such as those developed by the Company increase, infringement of intellectual property rights may also increase. If infringement of the Company's proprietary rights is by industry competitors, they have substantially greater financial, technical, and legal resources than the Company, which could adversely affect the Company's ability to defend its rights. In addition, the Company could incur substantial costs in defending its rights.

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

                          Dependence on Key Employees.
                          ----------------------------
Historically, the Company has been heavily dependent on the ability of Stephen
F. Owens and Bruce E. Raidl to contribute essential technical and management experience. The Company made arrangements to bring in new, experienced management, by bringing in Raoul L. Carroll, who now serves as chief executive officer of the Company. The addition of Mr. Carroll as chief executive officer has permitted Mr. Owens to focus more heavily on the day in and day out operations of the Company, including its sales and marketing efforts. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Owens, could have a significant adverse effect on the operations and prospects of the Company. There can be no assurances that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

                   Need for Additional Specialized Personnel.
                   ------------------------------------------
Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurances that the Company will be able to locate and hire such specialized personnel on acceptable terms.

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

Risk That The Company's Common Stock Is Deemed A "Penny Stock" And May Result In Additional Information Required From An Investor As To The Suitability Of An Investment In A Penny Stock.

The Company's common stock may be deemed to be penny stock as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

Section 15(g) of the 1934 Act and Reg. Section 240.15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

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

Item 2. Description of Property
-------------------------------
                               California Office
                               -----------------
The Company's main office facility is located at 9337 Bond Avenue El Cajon, California 92021, which serves as its corporate headquarters and is situated in a leased 7,800 square feet office/warehouse building, containing 1,500 square feet of office space and 6,300 square feet of warehouse. The Company leases this space from Darwin E. Zavadil, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This office space is leased through May 31, 2002. The Company anticipates renewing this lease but it is possible the Company may opt to purchase the facility, as the lease agreement contains an option to purchase at the end of the term of the lease. This facility is suitable for the Company's present and future uses.

                                Louisiana Office
                                ----------------
The Company owns the Broussard Property located at 110 Brush Road, Broussard, Louisiana, 70518 (Broussard Property) and is situated in a Company-owned 4,000 square feet metal building of which 1,200 square feet is office space and 2,800 square feet is warehouse. The Company is not using this facility and it is currently being leased to American Clutch & Equipment Co for $1,500.00 per month.

Item 3. Legal Proceedings
-------------------------
Friloux v. AFRC - The Company is a party defendant in the matter of Friloux v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 D. In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party. Subsequent to the date covered by this report, a default judgment was obtained by Mr. Friloux against the Company in the amount of $100,000 plus accrued interest, but the Company continues to pursue it's legal remedies to reduce the amount of this default judgment.

Delinquent Payroll Taxes - The Company owes the Internal Revenue Service $305,658.60 including interest for prior delinquent payroll taxes by the Company's former subsidiaries, AFRC Florida and AFRC Louisiana. These payroll taxes became delinquent starting in the 3rd quarter of 1997 and going through the 4th quarter of 1998. The total delinquent payroll tax liabilities attributed to AFRC Florida are $177,055.02 and $128,603.58 attributed to AFRC Louisiana.

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

Payroll Tax Still Owing - The Company still owes the IRS $10,279.22, including interest and penalties, for the 4th quarter 1999, $63,378.78, including interest and penalties, for the 1st quarter 2000, $58,511.77, including interest and penalties, for the 2nd qtr 2000, $51,173.61, including interest and penalties, for the 3rd qtr 2000, $42,408.40, including interest and penalties, for the 4th qtr 2000, $2,123.32, interest and penalties, for the 1st quarter 2001, $53,044.94, including interest and penalties, for the 2nd quarter 2001, and $14,632.78, not including interest and penalties, for the 3rd quarter 2001, and $748.95, not including interest and penalties, for the 4th quarter 2001. An additional $1,067.20 is owed to the IRS for 2000 and 2001 Federal Unemployment Taxes. The Company has also accrued $36,610.50 of estimated payroll taxes related to common stock issued for accrued employee salaries and wages.

With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted during the Year 2001 to a vote of the security holders, through the solicitation of proxies, or otherwise.

                                    PART II.
                                    --------

Item 5.  Market For Common Equity and Related Stockholders Matters
------------------------------------------------------------------

                               Market Information
                               ------------------


Our common stock has traded on the Electronic Bulletin Board maintained by the NASD under the symbol "AFRC" since April 19, 2001. The following table sets forth the high and low closing sale prices for the common stock as reported by the Electronic Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                           HIGH            LOW
                                                           ----            ---
2001:

    Second Quarter.................................       $0.78           $0.19

    Third Quarter..................................       $0.40           $0.09

    Fourth Quarter.................................       $0.08           $0.21

2002:

    First Quarter..................................       $0.04           $0.09


                                    Holders
                                    -------
The number of record holders of the Company's common stock as of the date of this Form 10-KSB is approximately 190.

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

Item 6.  Management's Discussion and Analysis of Results of Operations
----------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Changes in Financial Condition
------------------------------
For the year ended December 31,2001 Compared to December 31, 2000

The balance of current assets at December 31, 2001 was $506,640 compared to a balance of $537,319 at December 31, 2000. The balances of current liabilities were $3,910,994 and $2,780,767 for the same periods, respectively. The resulting current ratio at December 31, 2001 was .13 to 1. The current ratio at December 31, 2000 was .20 to 1. The current ratio indicates that the Company's ability to pay its obligations has weakened over the course of the last year.

The decrease of current assets at December 31, 2001 over December 31, 2000 is principally the result of a net decrease in accounts receivable due to significant increase in the allowance for doubtful accounts for uncollectible receivables.

The other material component of current assets is inventory. The balance of inventory at December 31, 2001 was $87,594 compared with $39,994 at December 31, 2000. This increase is largely related to the Company's purchase of more materials for larger jobs late in 2001 but had not yet used those materials for projects that had not yet begun.

The increase in current liabilities of $1,130,227 is indicative of the Company's continued liquidity problems. Accrued expenses increased by $541,177 and the line of credit increased by $437,037. The Company used cash of $461,690 in its operations as it sought to establish itself as a market leader in the fire retardant field.

$603,028 of these accrued expenses were past due payroll taxes plus accrued interest and penalties owed to the Internal Revenue Service and several states where the Company does business. The Company is currently negotiating with the IRS to establish an installment payment plan to pay these liabilities. The Company is current with all payroll tax liabilities for 2002 and believes it can maintain that status.

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

At December 31, 2001 the Company needs approximately $500,000 in working capital to bring itself out of its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through one or more offerings of its common stock during the current fiscal year. The Company has no commitments for such an offering and there is no guarantee that it will succeed in raising the funds it needs. At December 31, 2001 the Company has insufficient cash flow from operations to meet its current cash obligations. Until such time that the Company is able to raise sufficient capital, it intends to continue to finance itself through the line of credit. Accordingly, use of the Company's line of credit to finance operations will continue to cause a decrease in profitability of the Company's contracts.

Results of Operations
---------------------
For the year ended December 31, 2001 compared to the year ended December 31,
2000

The Company's net sales decreased by $588,922 in 2001 over 2000. This reflects a decrease in net sales of 21% over year 2000, and is due to working fewer jobs that take longer to complete but are larger contracts. The Company's gross margin for 2001 was 36% of sales compared to 44% in year 2000 due to the fact that the Company had to purchase more materials for the larger jobs in year 2001 but had not yet used those materials which also explains the increase in inventory. Management believes that the gross margin will be higher in 2002 as it has taken steps to assure that materials for the jobs are purchased in accordance with the progress of work completed on the jobs.

Selling, general and administrative expenses increased by $2,231,784, which represent a 481% increase over year 2000, due to increased costs for consulting services and investor relations services in an effort to improve the public image of the Company to potential investors. The Company decreased its payroll expense by $235,125 or 36% through management's efforts to streamline operations. This decrease mainly reflects a reduction in non-essential personnel.

In order to cover the negative cash flow from operations in 2001 the Company would have needed an additional $1,282,472 of sales, assuming the same 36% gross margin percentage. Accordingly, management is increasing its marketing efforts in 2002 and introducing its patented FyberixTM2000-V in an aerosol can for consumer use. It is anticipated that sales will increase significantly during the third and fourth quarter of the current fiscal year due to the introduction of the aerosol cans.

Item 7.  Financial Statements

Independent Auditor's Report .............................................   24

Balance Sheet ............................................................   25

Statements of Operations .................................................   27

Statements of Stockholders' Equity (Deficit) .............................   28

Statements of Cash Flows .................................................   30

Notes to the Financial Statements ........................................   32

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Fire Retardant Corporation
San Diego, California

We have audited the accompanying balance sheet of American Fire Retardant Corporation as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fire Retardant Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant and recurring losses and has a working capital deficit of $ 3,404,354, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ HJ  Associates & Consultants, LLP

HJ  Associates & Consultants, LLP
Salt Lake City, Utah
April 11, 2002

                       AMERICAN FIRE RETARDANT CORPORATION
                                  Balance Sheet



                                     ASSETS

                                                                    December 31,
                                                                        2001
                                                                    -----------
CURRENT ASSETS

   Inventory (Note 1)                                               $    87,594
   Accounts receivable, net (Notes 1 and 4)                             419,046
                                                                    -----------

     Total Current Assets                                               506,640
                                                                    -----------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                             187,942
                                                                    -----------

OTHER ASSETS

   Restricted cash (Note 4)                                             419,138
   Intangible assets, net                                                16,500
   Deposits                                                              14,349
                                                                    -----------

     Total Other Assets                                                 449,987
                                                                    -----------

     TOTAL ASSETS                                                   $ 1,144,569
                                                                    ===========



















   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,
                                                                        2001
                                                                    -----------
CURRENT LIABILITIES

   Cash overdraft                                                   $    20,826
   Accounts payable                                                     337,146
   Accrued expenses (Note 9)                                          1,207,208
   Shareholder loans (Note 6)                                           231,573
   Notes payable, current portion (Note 5)                              286,035
   Capital leases, current portion (Note 7)                               5,866
   Line of credit (Note 4)                                            1,822,340
                                                                    -----------

     Total Current Liabilities                                        3,910,994
                                                                    -----------

LONG-TERM LIABILITIES

   Notes payable (Note 5)                                               150,662
   Capital leases, long-term portion (Note 7)                            14,210
                                                                    -----------

     Total Long-Term Liabilities                                        164,872
                                                                    -----------

     Total Liabilities                                                4,075,866
                              -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
     shares authorized, 17,806,877
     shares issued and outstanding                                       17,808
   Additional paid-in capital                                         3,652,214
   Accumulated deficit                                               (6,601,319)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                            (2,931,297)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,144,569
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations


                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------

NET SALES                                          $ 2,175,769      $ 2,764,691

COST OF SALES                                        1,394,811        1,559,140
                                                   -----------      -----------

GROSS MARGIN                                           780,958        1,205,551
                                                   -----------      -----------

OPERATING EXPENSES

   Selling, general and administrative               2,817,451          585,667
   Payroll expense                                     426,411          661,536
   Travel and entertainment                            120,216          218,796
   Depreciation and amortization expense                62,108           64,162
   Bad debt expense                                    102,433           32,069
                                                   -----------      -----------

     Total Operating Expenses                        3,528,619        1,562,230
                                                   -----------      -----------

LOSS FROM OPERATIONS                                (2,747,661)        (356,679)
                                                   -----------      -----------

OTHER EXPENSES

   Interest expense                                   (471,912)        (546,159)
                                                   -----------      -----------
     Total Other Expenses                             (471,912)        (546,159)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES                            (3,219,573)        (902,838)
                                                   -----------      -----------

PROVISION FOR INCOME TAXES (Note 1)                       --               --
                                                   -----------      -----------

NET LOSS                                           $(3,219,573)     $  (902,838)
                                                   ===========      ===========

BASIC AND LOSS PER SHARE                           $     (0.62)     $     (0.38)
                                                   ===========      ===========

BASIC WEIGHTED AVERAGE SHARES                        5,182,238        2,356,030
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                          Common Stock         Additional
                                  -------------------------      Paid-in    Accumulated
                                       Shares        Amount      Capital       Deficit
                                  -----------   -----------   -----------   -----------
Balance, January 1, 2000            2,349,647   $     2,351   $ 1,485,541   $(2,478,908)

May 12, 2000: common stock
   issued for cash valued at
   $0.50 per share                     10,000            10         4,990          --

Net loss for the year ended
   December 31, 2000                     --            --            --        (902,838)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2000          2,359,647         2,361     1,490,531    (3,381,746)

February 26, 2001 common
   stock issued for services
   valued at $0.50 per share           25,000            25        12,475          --

April 19, 2001 common stock
   issued for debt valued at
   $0.26 per share                    533,000           533       138,047          --

April 19, 2001 common stock
   issued for services at $0.26
   per share                          160,000           160        41,440          --

April 30, 2001 common stock
   issued for services at $0.78
   per share                          295,000           295       229,805          --

July 2, 2001 common stock
   issued for services at $0.24
   per share                          340,000           340        81,260          --

July 13, 2001 common stock
   issued for services at $0.21
   per share                          725,000           725       151,525          --

October 4, 2001 common stock
   issued for services at $0.12
   per share                        1,000,000         1,000       119,000          --

October 13, 2001 common stock
   issued for services at $0.13
   per share                        2,019,230         2,019       260,481          --
                                  -----------   -----------   -----------   -----------

Balance Forward                     7,456,877   $     7,458   $ 2,524,564   $(3,381,746)
                                  -----------   -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                          Common Stock         Additional
                                  -------------------------      Paid-in    Accumulated
                                       Shares        Amount      Capital       Deficit
                                  -----------   -----------   -----------   -----------
Balance Forward                     7,456,877   $     7,458   $ 2,524,564   $(3,381,746)

October 19, 2001 common stock
   issued for services at $0.19
   per share                        1,000,000         1,000       189,000          --

October 29, 2001 common stock
   issued for services at $0.21
   per share                          300,000           300        62,700          --

November 6, 2001 common stock
   issued for services at $0.15
   per share                          900,000           900       129,100          --

December 4, 2001 common stock
   issued for services at $0.11
   per share                        5,650,000         5,650       599,350          --

December 17, 2001 common stock
   issued for services at $0.06
   per share                        2,000,000         2,000       118,000          --

December 21, 2001 common stock
   issued for services at $0.06
   per share                          500,000           500        29,500          --

Net loss for the year ended
   December 31, 2001                     --            --            --      (3,219,573)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2001         17,806,877   $    17,808   $ 3,652,214   $(6,601,319)
                                  ===========   ===========   ===========   ===========












   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows

                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $(3,219,573)   $  (902,838)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
    Common stock issued for services and interest      1,973,706           --
    Depreciation and amortization                         62,108         64,162
    Bad debt expense                                     140,977         37,418
   Change in operating assets and liabilities:
    (Increase) in restricted cash                       (100,518)      (144,639)
    (Increase) decrease in advances                        2,000         (1,882)
    (Increase) decrease in accounts receivable           (62,698)         4,337
    (Increase) decrease in intangible assets              (1,150)          --
    Decrease in deposits                                      50            716
    (Increase) decrease in inventory                     (47,602)       134,984
    Increase (decrease) in accounts payable              107,219         (8,312)
    Increase in accrued expenses                         744,602        243,884
    (Increase) decrease in undeposited funds                --            9,820
    (Decrease) in unearned revenue                       (60,811)       (36,175)
                                                     -----------    -----------

       Net Cash (Used) by Operating Activities          (461,690)      (598,525)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                               (33,790)       (13,092)
                                                     -----------    -----------

       Net Cash (Used) by Investing Activities           (33,790)       (13,092)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in cash overdraft                              3,385         17,441
   Proceeds from sale of common stock                       --           10,000
   Proceeds from notes payable - related                  93,412         20,052
   Payments on notes payable - related                   (22,486)       (64,217)
   Proceeds from notes payable                            80,262        100,326
   Net proceeds from lines of credit                     437,037        630,239
   Payment on notes payable                              (96,130)      (105,632)
                                                     -----------    -----------

       Net Cash Provided by Financing Activities     $   495,480    $   608,209
                                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)


                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

NET (DECREASE) IN CASH                               $      --      $    (3,408)

CASH AT BEGINNING OF YEAR                                   --            3,408
                                                     -----------    -----------

CASH AT END OF YEAR                                  $      --      $      --
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION


CASH PAID FOR

  Interest                                           $   404,706    $   505,366
  Income taxes                                       $      --      $      --

NON-CASH FINANCING ACTIVITIES

  Stock issued for conversion of note payable        $   138,580    $      --
  Common stock issued for services and interest      $ 1,973,706    $      --























   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          American Fire Retardant Corporation, a Nevada corporation, ("American Fire" or the "Company") is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a unique line of interior and exterior fire retardant chemicals and provides fire resistive finishing services through the Company's Textile Processing Center for commercial users. The Company also specializes in designing new technology for future fire resistive applications that are being mandated by local, state and governmental agencies. As specialists in fire safe systems, the Company is active in the construction industry as sub-contractors for fire stop and fire film installations.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          a. Organization (Continued)

          Accordingly, in January 1998, AFRC Wyoming formed AFRC Nevada (i.e. the present Company). AFRC Nevada is authorized to issue a total of 25,000,000 shares of common stock, $0.001 par value as amended on January 16, 2002.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          d. Accounts Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $194,856 at December 31, 2001.

          e. Basic and Fully Diluted Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                  For the Year Ended
                                                  December 31,  2001
                                     ------------------------------------------
                                          Loss          Shares        Per Share
                                      (Numerator)   (Denominator)       Amount
                                     ------------    -----------    -----------
                                     $ (3,219,573)     5,182,238    $     (0.62)
                                     ============    ===========    ===========


                                                  For the Year Ended
                                                  December 31,  2000
                                     ------------------------------------------
                                          Loss          Shares        Per Share
                                      (Numerator)   (Denominator)       Amount
                                     ------------    -----------    -----------

                                     $   (902,838)     2,356,030    $     (0.38)
                                     ============    ===========    ===========

          f. Property and Equipment

          Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Leasehold improvements are being amortized over their estimated useful lives. Depreciation is computed using the straight-line and accelerated methods as follows:

                           Machinery and equipment           5-7   years
                           Vehicles                            5   years
                           Building                           39.5 years
                           Furniture and fixtures              7   years
                           Leasehold improvements              7   years

          Depreciation expense for the years ended December 31, 2001 and 2000 was $51,958 and $47,162, respectively.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000



NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

          Sales
          -----
          The Company had two customers in 2001, each of which accounted for 10% of net sales, and one customer in 2000 that accounted for 10% of net sales.

          j. Provision for Income Taxes

          At December 31, 2001, the Company had net operating loss carry forwards of approximately $1,278,000 that may be offset against future taxable income through 2021. No tax benefits has been reported in the

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          j. Provision for Income Taxes (Continued)

          financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

              Income tax benefit at statutory rate   $   322,881    $   343,078
              Change in valuation allowance             (322,881)      (343,078)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

          Deferred tax assets (liabilities) are comprised of the following:

                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

              Income tax benefit at statutory rate   $ 1,607,944    $ 1,285,063
              Change in valuation allowance           (1,607,944)    (1,285,063)
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

          k. Inventory

          Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventories consisted of $85,453 of raw materials and $2,141 of finished goods at December 31, 2001.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          l. Advertising

          The  Company  expenses   advertising   costs  as  they  are  incurred.
          Advertising expenses for the years ended December 31, 2001 and 2000 were $10,635 and $3,261, respectively.

          m. Intangible Assets

          Formulation 238
          ---------------
          In November 1998, the Company acquired for $45,000 Formulation 238 that is a chemical mixture that prevents fires. The cost of $45,000 is being amortized over a five-year life and is included in intangible assets net of accumulated amortization of $28,500 at December 31, 2001.

          Fabric Protection
          -----------------
          In 1995, the Company purchased various customer lists for $40,000. The amount being amortized over a five-year period and was fully amortized at December 31, 2001.

          Amortization  expense  related to the intangible  assets for the years
          ended   December   31,  2001  and  2000  was   $10,150  and   $17,000,
          respectively.

          n. Change in Accounting Principle

          The Company has adopted the provisions of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.) This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          n. Change in Accounting Principle (Continued)

          The Company has adopted the provisions of FIN 44 Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.) This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's financial statements.

          o. Operating Expenses

          Payroll  expense,   travel  and  entertainment  and  depreciation  and
          amortization expense amounts exclude the portions allocated to cost of sales.

          p. Newly Issued Accounting Pronouncements

          SFAS  No.'s  141 and  142 - In June  2001,  the  Financial  Accounting
          Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

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

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          p. Newly Issued Accounting Pronouncements (Continued)

          SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

          While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and any goodwill will not be amortizable.

          SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

          p. Newly Issued Accounting Pronouncements (Continued)

          SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

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

          While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

NOTE 2 -  GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of $3,404,354, which together, raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 2 -  GOING CONCERN (Continued)

          finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2001:


          Machinery and equipment                                   $   219,354
          Vehicles                                                       98,505
          Building                                                       90,733
          Land                                                           10,000
          Furniture and fixtures                                         28,581
          Leasehold improvements                                          5,324
                                                                    -----------
                                                                        452,497
          Less accumulated depreciation                                (264,555)
                                                                    -----------

                                                                    $   187,942
                                                                    ===========

          The Company signed an oil, gas and mineral lease on October 31, 1997 with a Texas corporation on the land in Broussard, Louisiana. The lease is for the initial term of 3 years with minimum annual rents of $200 per year. The Company has not received any royalty revenue in the years ended December 31, 2001 and 2000.

NOTE 4 -  LINE OF CREDIT

          The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables and future contracts. The Company is accounting for the factoring agreement as financing because it does not meet the requirements of SFAS No. 125. The balance due Private Capital at December 31, 2001 was $1,822,340. The Company is required to maintain a reserve account balance of at least 22% of the total advances. The reserve account balance at December 31, 2001 was $419,138. Private Capital charges the Company an 8% discount on all receivables purchased.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 5 -  NOTES PAYABLE

          Notes payable at December 31, 2001 consist of the following:

          Note payable to a bank  secured  by  property  and
            equipment,  interest at 8.5% on the  outstanding
            balance,  principal  and  interest  payments  of
            $925,  due monthly,  maturing  December  2006.          $    48,714

          Note payable to St.  Martin Bank bearing  interest
            at 9.75%,  secured by building  and due on April
            20, 2006.                                                   128,324
                                                                    -----------

          Balance Forward                                           $   177,038
                                                                    -----------

          Balance Forward                                           $   177,038

          Note payable to an individual, unsecured, interest
            rate of 25% on any unpaid balance. Principal and
            interest   payments  of  $12,500  due   monthly,
            maturing August 2000. Currently in default. The
            default rate is 72%.                                         87,500

          Revolving   credit  loan,   secured  by  equipment
            bearing Interest at 8%, due on demand.                      130,998

          Note payable to  suppliers,  secured by equipment,
            interest at 10%, due on demand.                              41,161
                                                                    -----------

              Total notes payable                                       436,697

              Less: current portion                                    (286,035)
                                                                    -----------
              Long-term notes payable                               $   150,662
                                                                    ===========

          Maturities of long-term debt are as follows:

          Year ending December 31:
                     2002                                           $   286,035
                     2003                                                29,292
                     2004                                                32,427
                     2005                                                35,765
                     2006                                                53,178
                     Thereafter                                            --
                                                                    -----------
          Total                                                     $   436,697
                                                                    ===========

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 6 -  SHAREHOLDER LOANS

          Shareholder loans at December 31, 2001 consist of the following:

          Note payable to shareholder dated November 3, 1996
            and February 3, 1997,  interest  imputed at 10%,
            unsecured, due on demand.                               $    66,500

          Note  payable to  shareholder  dated  October  28,
            1998,  bearing interest at 6.00%,  guaranteed by
            the president of the Company, due on demand.                115,913

          Note payable to shareholder dated October 3, 1997,
            bearing  interest at 10.50%,  secured by Company
            stock and due August 1999.                                   49,160
                                                                    -----------

                                                                    $   231,573
                                                                    ===========
       All amounts are due on demand and are classified as current liabilities.

NOTE 7 -  CAPITAL LEASES

          Equipment payments under capital leases as of December 31, 2001 is summarized as follows:

                        Year Ended
                        December 31,
                        -----------
                            2001                                    $    19,997
                            2002                                         19,997
                                                                    -----------

                     Total minimum lease payments                        39,994

                     Less interest and taxes                            (19,918)
                                                                    -----------

                     Present value of net minimum lese payments          20,076

                     Less current portion                                (5,866)
                                                                    -----------

                     Long-term portion of capital lease obligations $    14,210
                                                                    ===========

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          Leases
          ------
          The Company leases office and warehouse space under a non-cancelable operating lease. The lease calls for monthly payments of $4,155 and expires May 31, 2002. Future minimum lease payments are as follows:

                     2002                                           $    20,775
                     2003                                                  --
                                                                    -----------
                            Total                                   $    20,775
                                                                    ===========

          Rent expense for the years ended December 31, 2001 and 2000 was $63,020 and $63,020, respectively.

          Employment Contract
          -------------------
          The Company had an employment contract with a former key employee. Under the terms of this contract, the Company was committed to pay this individual $3,500 in salary per month through November 1, 2003. This contract has been in dispute. As of December 31, 2001 an agreement had been reached to satisfy the obligation in full upon the payment of $45,000 in two installments. The Company defaulted on the installment arrangements and a consent judgment has been filed against the Company in the amount of $100,000 plus accrued interest. The full amount of the judgment plus accrued interest has been included in accrued expenses at December 31, 2001.

          Royalty Agreement
          -----------------
          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the years ended December 31, 2001 and 2000 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.


NOTE 9 -  ACCRUED EXPENSES

          Accrued expenses consisted of the following at December 31, 2001:

                     Accrued wages and consulting                   $   295,592
                     Employment contract liability                      107,720
                     Payroll taxes - federal and state                  639,638
                     Accrued interest                                   104,655
                     Sales tax payable                                   25,279
                     Credit cards                                        34,324
                                                                    -----------
                                                                    $ 1,207,208

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 9 -  ACCRUED EXPENSES (Continued)

          The Company is delinquent in paying payroll taxes. Interest and penalties have been accrued on the payroll taxes and are included in the $639,638 liability. The Company is currently working out a monthly payment plan with the Internal Revenue Service. As of December 31, 2001 a payment plan has not been established.

NOTE 10 - SUBSEQUENT EVENTS

          In January and February, the Company issued 14,950,000 shares of common stock to officers, consultants and employees as partial payment for services rendered prior to December 31, 2001 and for services expected to be rendered in the future.

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



                                   PART III.
                                   ---------

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16 (a) Of the Exchange Act

The directors and executive officers of the Company are as follows:

         (a)      Identity of Directors and Executive Officers.
                  ---------------------------------------------
                                                                        Served
Name and Address(1)         Age     Position                    Term     Since
--------------------------------------------------------------------------------
Raoul L. Carroll            52      Chief Executive Officer    1 Year     2002


Stephen F. Owens(2)         42      President, Chief Operating
                                     Officer, and Director     1 Year     1992

Angela M. Raidl(2)          41      Vice President, Treasurer
                                     Secretary and Director    1 Year     1992

(1) Each of the persons listed in the above table possesses the sole investment power and sole voting power over the shares set forth in the above table. The address of each of the named persons in this table is the same of the Company's principal office address at 9337 Bond Avenue, El Cajon, CA. 92021.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

(2)  Mr. Owens and Ms. Raidl are husband and wife.

Raoul L. Carroll - Chief Executive Officer. Mr. Carroll became the Chief Executive Officer of the Company effective January 17, 2002. He brings a substantial amount of business experience and acumen to the Company, by virtue of his distinguished career in law, government, finance and business. Before joining the Company in January 2002, Mr. Carroll was a general partner in Christalex Partners of Washington, D.C., since June 1995, where he specialized in structuring and obtaining financing commitments for private companies in telecommunications, gaming, computer security, hotels and resorts and light manufacturing industries. Mr. Carroll has an extensive financial background in government, having been appointed by then President George W. Bush first as the president of the Government National Mortgage Association (Ginnie Mae) and then as general counsel at the U. S. Department of Veteran's Affairs. Mr. Carroll practiced law for a number of years in the 1980's in Washington, D.C., after receiving his Juris Doctor degree from St. John's University School of Law, Jamaica, New York in June 1975 and prior thereto, having received his Bachelor of Science, cum laude, Business Administration, from Morgan State University, Baltimore, Maryland in May 1972.

Stephen F. Owens - Chairman of the Board of Directors, Chief Operating Officer and President. Mr. Owens, a native of New York and resident of California, has served as Chief Executive Officer and President since the Company's inception. Mr. Owens has 13 years experience in the fire retardant industry, specializing in product evaluations, sales and marketing. Mr. Owens is able to quickly recognize future market requirements and develop effective short-range action and long term plans, capitalizing on new opportunities. Mr. Owens was Vice President of Sales for International Research Center from 1987 to 1989 prior to founding American Fire Retardant Corporation. He is a member of the National Fire Protection Association and co-authored along with Mr. Edward E. Friloux the Fire Retardant Applicator's Manual, which has been under copyright protection with the Library of Congress Number TX 3-878-798 since 11 August 1994. Prior to his entry into the fire retardant industry, Mr. Owens served in the United States Army.

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

(b) Identity of Significant Employees.

Mr. Bruce Raidl is a key employee, who is not an executive officer but is expected to make significant contributions to the Company's business and whose expertise and services the Company is dependent upon. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to the Company's operations.

(c) Family Relationships.

Stephen F. Owens, the Chief Operating Officer, President and Chairman of the Board, is the husband of Angela M. Raidl, who serves as Vice-President, Treasurer, Secretary and a Director. Additionally, Bruce Raidl, an employee of the Company is the brother of Angela Raidl. There are no other family relationships between any director or executive officer of the Company.

Compliance With Section 16(a) Of the Securities Exchange Act Of 1934
--------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange
Act), requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file reports with the SEC concerning initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons with a greater than ten percent beneficial ownership are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).

To the Company's knowledge, during our fiscal year ended December 31, 2001, two of our officers and directors were late in filing one or more reports with the Securities and Exchange Commission, as required under Section 16(a) of the Securities Exchange Act of 1934. The details of these late filings and non-compliance with Section 16(a) follow:

Stephen F. Owens

         Mr. Owens is the President, Chairman of the Board of Directors and serves as a director. Mr. Owens did not file a Form 4 Change in Beneficial Ownership form on two occasions during 2001, disclosing his acquisition of 1,500,000 shares of common stock on October 30, 2001 and showing his acquisition of 3,500,000 shares of common stock on November 30, 2001. These Forms 4 were due no later than November 10, 2001 and December 10, 2001, respectively. In addition, Mr. Owens did not file a Form 5 Annual Statement of Beneficial Ownership, within 45 days after the end of our fiscal year.

Angela M. Raidl

         Ms. Raidl is currently a director and was an officer during our last fiscal year. Ms. Raidl did not file a Form 4 Change in Beneficial Ownership form on one occasion during 2001, disclosing her acquisition of 519,230 shares of common stock on October 30, 2001. This Form 4 was due no later than November 10, 2001. In addition, Ms. Raidl did not file a Form 5 Annual Statement of Beneficial Ownership, within 45 days after the end of our fiscal year.

Item 10.  Executive Compensation
--------------------------------
The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated, to our Chief Executive Officer during the periods indicated, and to any other executive officer that received compensation in excess of $100,000 during any of the previous two fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                      ----------------------
                                                      Long Term Compensation
                                                      ----------------------

                        Annual Compensation                  Awards           Payouts
                        ---------------------------------------------------------------------------
                                                              Securities                All
                                          Other               Underlying                Other
                                          Annual   Restricted options/     LTIP         Compen-
Name and           Year or                Compen-  Stock      SAR's        Payouts      sation
Principal          Period  Salary   Bonus sation)  Awards(1)  (#)          ($)          ($)
Position           Ended   ($)      ($)   ($)
(a)                (b)     (c)      (d)   (e)(2)   (f)        (g)          (h)          (i)
---------------------------------------------------------------------------------------------------
Stephen F. Owens   2001    $12,000   0    $80,000  $580,000       0            0            0
President and
Chief Executive
Officer            2000    $23,000   0          0         0       0            0            0

    (1) Value of stock awards is based on market value as reported on the Electronic Bulletin Board on the date of grant.

    (2) Received in the form of an option granted to purchase 533,334 shares of the Company's Common Stock valued at $.12 per share at the date of grant, which represented the payment of accrued but unpaid salary and bonus for Mr. Owens for the fiscal year ended December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
(a) Security Ownership of Certain Beneficial Owners

(b) Security Ownership of Management

The following table sets forth the security ownership information as of the most recent practicable date, for any director, executive officer and our executive officers and directors as a group, of the Company's voting securities:



Title of              Name of                    Amount of            Percent of
Class                 Beneficial Owner           Ownership            Class
--------------------------------------------------------------------------------
Common Stock          Angela M. Raidl            1,535,521               4.69%
                      1951 Tavern Road
                      Alpine, CA 91901

Common Stock          Stephen F. Owens           5,187,000              15.83%
                      1951 Tavern Road
                      Alpine, California 91901

Common Stock          All Directors & Officers
                      as a Group (2 Persons)     6,722,521              20.52%

(c) Change in Control.

There are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

                    Transactions with Management and Others
                    ---------------------------------------

      During the year that ended December 31, 2001, the Company entered into several transactions with one or more officers and directors as follows. In principal part, these transactions consisted of the issuance of shares of common stock to officers and directors, in lieu of salary or bonus that accrued, but was unpaid and for the reimbursement of expenses paid on behalf of the Company.

      For the year that ended December 31, 2000, Stephen F. Owens, the Chief Executive Officer, had accrued, but unpaid salary and bonus of $80,000. The Company entered into a non-statutory stock option agreement with Mr. Owens on April 19, 2001, which enabled Mr. Owens to purchase 533,334 shares of common stock at a price equal to 85% of the market value of the Company's common stock as of the date of the option agreement. The Company subsequently issued to Mr. Owens, 533,000 shares of common stock pursuant to his option agreement, thus resolving the accrued salary and bonus owed to Mr. Owens at that date.

      In October 2001, the Company agreed to issue to Stephen F. Owens, the Chief Executive Officer, 1,500,000 restricted shares of Common Stock in exchange for services to the Company, reimbursement of expenses, and in consideration for the guarantee of certain Company indebtedness by Mr. Owens. In November 2001, the Company also issued to Mr. Owens an additional 3,500,000 restricted shares of Common Stock in exchange for the same consideration. On the dates of issuance of these shares of Common Stock, the market price of the Company's Common Stock, as quoted in the Over-the-Counter Electronic Bulletin Board, was $.13 and $.11, respectively. This market value does not take into consideration any discount associated with the restricted nature of these shares.

      Another of the Company's officers and directors, Angela L. Raidl, received 519,230 restricted shares of the Company's Common Stock in October 2001 for her services to the Company and in consideration for the guarantee of certain Company indebtedness by Ms. Raidl. On the date of issuance of these shares of Common Stock, the market price of the Company's Common Stock, as quoted in the Over-the-Counter Electronic Bulletin Board, was $.13. As with Mr. Owens' shares, this market value does not take into consideration any discount associated with the restricted nature of these shares.


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

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

2.2(b)(+)      Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.

2.2(c)(+)      Florida  Articles of Merger  regarding  Merger of AFRC  Louisiana with and into AFRC Wyoming.

2.2(d)(+)      Wyoming  Articles of Merger  regarding  Merger of AFRC  Louisiana with and into AFRC Wyoming.

2.2(e)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Florida with and into AFRC Wyoming.

2.3(a)(+)      Articles of Merger regarding Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

2.3(b)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

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

3.4(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana.

3.5(+) Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California.

3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

3.8(++) Certificate of Amendment to Articles of Incorporation of American Fire Retardant Corp., dated January 16, 2002.

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

10.15(+)       Investment   Banking  and  Consulting   Agreement  with  Capstone
               Partners LLC.

10.16(+)       March 7, 1999 $100,000 Promissory Note.

10.17(+)       August  25,  1999   Equipment   Lease  with   Preferred   Capital
               Corporation

10.18(+)       December 7, 1999 $100,000  Promissory Note with Private  Capital,
               Inc.

10.19(*) Consulting Agreement dated October 1, 2001 entered into between American Fire Retardant Corp. and Gregory Bartko, Esq.

23.1(++)       Consent from HJ Associates & Consultants, LLP

99.1 (+) Consumer Product Safety Commission's Notice of Public Hearing and Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

99.2 (+) A copy of the Article 1998 Fire Loss in the United States from the NFPA Journal, September/October 1999.


* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

(+) These exhibits, and the contents thereof, are incorporated by reference to the Registrant's Form 10-SB12G/A filed with the Securities and Exchange Commission on January 17, 2001.

(++) Filed herewith.

(*) Incorporated by reference to the Registrant's Form S-8 registration statement filed with the Securities and Exchange Commission on April 15, 2002, registration number 333-86290.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the period covered by this report.

EXHIBIT INDEX
-------------
Exhibit                              Description


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

2.2(b)(+)      Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.

2.2(c)(+)      Florida  Articles of Merger  regarding  Merger of AFRC  Louisiana with and into AFRC Wyoming.

2.2(d)(+)      Wyoming  Articles of Merger  regarding  Merger of AFRC  Louisiana with and into AFRC Wyoming.

2.2(e)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Florida with and into AFRC Wyoming.

2.3(a)(+)      Articles of Merger regarding Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

2.3(b)(+)      Acquisition Agreement and Plan of Merger regarding Merger of AFRC
               Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.

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

3.4(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana.

3.5(+) Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California.

3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

3.8(++) Certificate of Amendment to Articles of Incorporation of American Fire Retardant Corp., dated January 16, 2002.

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

10.15(+)       Investment   Banking  and  Consulting   Agreement  with  Capstone
               Partners LLC.

10.16(+)       March 7, 1999 $100,000 Promissory Note.

10.17(+)       August  25,  1999   Equipment   Lease  with   Preferred   Capital
               Corporation

10.18(+)       December 7, 1999 $100,000  Promissory Note with Private  Capital,
               Inc.

10.19(*) Consulting Agreement dated October 1, 2001 entered into between American Fire Retardant Corp. and Gregory Bartko, Esq.

23.1(++)       Consent from HJ Associates & Consultants, LLP

99.1 (+) Consumer Product Safety Commission's Notice of Public Hearing and Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

99.2 (+) A copy of the Article 1998 Fire Loss in the United States from the NFPA Journal, September/October 1999.

* Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these exhibits.

(+) These exhibits, and the contents thereof, are incorporated by reference to the Registrant's Form 10-SB12G/A filed with the Securities and Exchange Commission on January 17, 2001.

(++) Filed herewith.

(*) Incorporated by reference to the Registrant's Form S-8 registration statement filed with the Securities and Exchange Commission on April 15, 2002, registration number 333-86290.

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


                          AMERICAN FIRE RETARDANT CORP.
                              A Nevada Corporation





Dated: April 17, 2002                         /s/ Raoul L. Carroll
                                             ----------------------------------
                                             By:  Raoul L. Carroll
                                             Its: Chief Executive Officer



Dated: April 17, 2002                         /s/ Stephen F. Owens
                                             ----------------------------------
                                             By:  Stephen F. Owens
                                             Its: President, Chief Operating
                                                  and Financial Officer
                                                  and Director



Dated: April 17, 2002                         /s/ Angela M. Raidl
                                             ----------------------------------
                                             By:  Angela M. Raidl
                                             Its: Vice President, Principal
                                                  Accounting Officer, Secretary,
                                                  Treasurer, and a Director