Form 10QSB
period 2002-03-31
AMERICAN FIRE RETARDANT CORP
filed 2002-05-21
CIK 1049234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]  QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d)  OF  THE SECURITIES
          EXCHANGE ACT OF 1934

          For Quarter Ended: March 31, 2002; or

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

     On March 31, 2002 there were 36,376,877 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ]   No [X]

     This Form 10-QSB has 24 pages; the Exhibit Index is located at page 20.

                              INDEX TO FORM 10-QSB

                                 March 31, 2002


PART I.   Financial Information                                       Page No.
                                                                      --------

Item 1        Financial Statements

              Condensed Balance Sheets as of March 31, 2002
              (unaudited)and as of December 31, 2001                      4

              Condensed Statements of Operations (unaudited)
              for the three months ended March 31, 2002 and 2001          6

              Condensed Statements of Stockholders' Equity for the
              three months ended March 31, 2002 and 2001(unaudited)       7

              Condensed Statements of Cash Flows (unaudited) for
              the three months ended March 31, 2002 and 2001              8

              Notes to Financial Statements                              10

Item 2        Management's Discussion and Analysis of Financial
              Condition or Plan of Operation                             11

PART II.  Other Information

Item 1.       Legal Proceedings                                          18
Item 2.       Changes in Securities                                      19
Item 3.       Defaults Upon Senior Securities                            19
Item 4.       Submission of Matters to a Vote of Security Holders        19
Item 5.       Other Information                                          20
Item 6.       Exhibits and Reports on Form 8-K                           20

          Signatures                                                     24

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
         --------------------

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

     Set forth below are the balance sheets as of March 31, 2002 (unaudited) and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001 (unaudited). In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

     All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                       March 31,    December 31,
                                                          2002           2001
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $    98,536    $      --
   Inventory                                              83,672         87,594
   Accounts receivable, net                              186,277        419,046
                                                     -----------    -----------

     Total Current Assets                                368,485        506,640
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, NET                              173,587        187,942
                                                     -----------    -----------

OTHER ASSETS

   Restricted cash                                       417,781        419,138
   Intangible assets, net                                 13,590         16,500
   Deposits                                               14,349         14,349
                                                     -----------    -----------

     Total Other Assets                                  445,720        449,987
                                                     -----------    -----------

     TOTAL ASSETS                                    $   987,792    $ 1,144,569
                                                     ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       March 31,    December 31,
                                                          2002           2001
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                    $      --      $    20,826
   Accounts payable                                      295,866        337,146
   Accrued expenses                                    1,207,994      1,207,208
   Shareholder loans                                     254,733        231,573
   Notes payable, current portion                        277,033        286,035
   Capital leases, current portion                         5,866          5,866
   Line of credit                                      1,816,440      1,822,340
                                                     -----------    -----------

     Total Current Liabilities                         3,857,932      3,910,994
                                                     -----------    -----------

LONG-TERM LIABILITIES

   Notes payable                                         171,172        150,662
   Capital leases, long-term portion                      14,210         14,210
                                                     -----------    -----------

     Total Long-Term Liabilities                         185,382        164,872
                                                     -----------    -----------

     Total Liabilities                                 4,043,314      4,075,866
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
    shares authorized, 36,376,877 and 17,806,877
    shares issued and outstanding, respectively           36,378         17,808
   Additional paid-in capital                          4,753,144      3,652,214
   Deferred compensation                                (726,650)          --
   Accumulated deficit                                (7,118,394)    (6,601,319)
                                                     -----------    -----------

     Total Stockholders' Equity (Deficit)             (3,055,522)    (2,931,297)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $  (987,792)   $ 1,144,569
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                          2002           2001
                                                    ------------   ------------

NET SALES                                           $    273,721   $    843,192

COST OF SALES                                            127,897        423,052
                                                    ------------   ------------

GROSS MARGIN                                             145,824        420,140
                                                    ------------   ------------

OPERATING EXPENSES
   Selling, general and administrative                   473,547        177,529
   Payroll expense                                        36,297        155,389
   Travel and entertainment                               28,234         58,849
   Depreciation and amortization expense                  17,265         19,919
   Bad debt expense                                         --             --
                                                    ------------   ------------

     Total Operating Expenses                            555,343        411,686
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                           (409,519)         8,454
                                                    ------------   ------------

OTHER INCOME AND EXPENSES
   Rental income                                           4,500           --
   Miscellaneous income                                      422           --
   Interest expense                                     (112,478)      (132,856)
                                                    ------------   ------------

     Total Other Expenses                               (107,556)      (132,856)
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES                                (517,075)      (124,402)

PROVISION FOR INCOME TAXES                                  --             --
                                                    ------------   ------------

NET LOSS                                            $   (517,075)  $   (124,402)
                                                    ============   ============

BASIC LOSS PER SHARE                                $      (0.02)  $      (0.05)
                                                    ============   ============

BASIC WEIGHTED AVERAGE SHARES                         28,060,099      2,368,814
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                              Common Stock         Additional
                                      -------------------------     Paid-in       Deferred     Accumulated
                                         Shares        Amount       Capital     Compensation    (Deficit)
                                      -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2001            $17,806,877   $    17,808   $ 3,652,214   $      --      $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.09
 per share (unaudited)                  3,000,000         3,000       267,000      (270,000)          --

January 14, 2002 common stock
 issued for services at $0.08
 per share (unaudited)                    250,000           250        19,750       (20,000)          --

January 15, 2002 common stock
 issued for services at $0.07
 per share (unaudited)                  1,000,000         1,000        69,000       (70,000)          --

January 18, 2002 common stock
 issued for services at $0.08
 per share (unaudited)                  1,000,000         1,000        79,000       (80,000)          --

January 23, 2002 common stock
 issued for services at $0.08
 per share (unaudited)                    350,000           350        27,650       (28,000)          --

January 28, 2002 common stock
 issued for services at $0.07
 per share (unaudited)                  3,000,000         3,000       207,000      (210,000)          --

February 2, 2002 common stock
 issued for services at $0.06
 per share (unaudited)                  1,500,000         1,500        88,500          --             --

February 20, 2002 common stock
 issued for services at $0.04
 per share (unaudited)                  2,500,000         2,500        97,500      (100,000)          --

February 27, 2002 common stock
 issued for services at $0.03
 per share (unaudited)                  2,350,000         2,350        68,150       (70,500)          --

March 19, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)                  3,520,000         3,520       172,480          --             --

March 22, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)                    100,000           100         4,900          --             --

Amortization of deferred
 compensation (unaudited)                    --            --            --         121,850           --

Net loss for the three months
 ended March 31, 2002 (unaudited)            --            --            --            --         (517,075)
                                      -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2002 (unaudited)   $36,376,877   $    36,378   $ 4,753,144   $  (726,650)   $(7,118,394)
                                      ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          2002           2001
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $  (517,075)   $  (124,402)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Amortization of deferred services                   121,850           --
     Common stock issued for services                     90,000         12,500
     Depreciation and amortization                        17,265         19,919
   Change in Assets and Liabilities:
     (Increase) decrease in restricted cash                1,357       (101,033)
     Increase in advances                                   --             (486)
     Decrease in deposits                                   --            1,300
      (Increase) decrease in accounts receivable         232,770       (139,598)
     (Increase) decrease in inventory                      3,922        (72,461)
     Increase (decrease) in accounts payable             (41,280)        19,095
     Increase (decrease) in accrued expenses                 787        (12,310)
     Increase in unearned revenue                           --           38,189
                                                     -----------    -----------

       Net Cash (Used) by Operating Activities           (90,404)      (359,287)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                 --          (24,250)
                                                     -----------    -----------

       Net Cash (Used) by Investing Activities              --          (24,250)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash overdraft                 (20,826)         5,381
   Common stock issued for cash                          181,000           --
   Payments on notes payable - related                      --          (14,291)
   Net proceeds (payments) on lines of credit             (5,900)       489,774
   Payment on notes payable                                 --          (97,327)
   Proceeds from notes payable                            11,506           --
   Proceeds from notes payable - related                  23,160           --
                                                     -----------    -----------

       Net Cash Provided by Financing Activities         188,940        383,537
                                                     -----------    -----------
NET INCREASE IN CASH                                      98,536           --

CASH AT BEGINNING OF PERIOD                                 --             --
                                                     -----------    -----------

CASH AT END OF PERIOD                                $    98,536    $      --
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          2002           2001
                                                     -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                           $   112,487    $   132,856
  Income taxes                                       $      --      $      --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for deferred services         $   848,500    $      --
   Common stock issued for services                  $    90,000    $    12,500

































   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2001



NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company=s December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $7,118,394 which, as well as current liabilities in excess of current assets of $3,489,447, raise substantial doubt about its ability to continue as a going concern.

              Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operations.
         -----------------------------------------------------------

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

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The notes accompanying the financial statements are an integral part of our financial statements. December 31, 2001 and March 31, 2002

         Changes in Financial Condition

         The balance of current assets at December 31, 2001 was $506,640 compared to a balance of $368,485 at March 31, 2002. The balance of current liabilities was $3,910,994 and $3,857,932, respectively, for the same periods. The resulting current ratio at December 31, 2001 was .14 to 1. The current ratio at March 31, 2002 was .10 to 1. The current ratio indicates that the Company's ability to pay its obligations has stayed constant over the course of the first quarter of 2002.

         The decrease of current assets at March 31, 2002 over December 31, 2001 is principally the result of a net decrease in accounts receivable due to an increase in the allowance for doubtful accounts and an increase in collection efforts by the Company.

         The other material component of current assets is accounts receivable. The balance of accounts receivable at March 31, 2002 was $186,277, a decrease of $232,769. The receivables decreased due to better collection efforts by the Company.

         The decrease in current liabilities of $53,062 is mainly due to the Company reducing it's accounts payable and notes payable. The line of credit extended to the Company decreased by $5,900, or .3% from December 31, 2001 to the end of the first quarter 2002. The Company used cash of $90,404 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

         $502,365 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company previously submitted Offers in Compromise to the IRS which were voided in the second quarter of 2001. The Company has negotiated an installment plan with the IRS and is current on its payroll tax obligations for the year 20012.

         At March 31, 2002 the Company needed approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2002 and through continued efforts at obtaining outside financing.

         Results of Operations

            For the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         The Company's net sales decreased by $569,471 through March 31,2002 compared to the same period in 2001. This is a decrease of 67.5% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 53.3% of sales compared to 49.8% for the same period in 2001. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $296,018 or 167% for the period ended March 31, 2002 over the same period in 20001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $119,092 for the year to date period or 76.6%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

         Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

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

         Patents and Proprietary Rights.
         -------------------------------

         The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company

         Prosecuting   Intellectual   Property   Infringement  Claims  Could  Be
         -----------------------------------------------------------------------
Expensive and Could Disrupt Business.
-------------------------------------

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

         Risk That The Company's Common Stock May Be Deemed A "Penny Stock"
         ------------------------------------------------------------------

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

                          PART II - OTHER INFORMATION.
                          ----------------------------

Item 1.  Legal Proceedings.
         -----------------

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

Item 2.  Changes in Securities.
         ---------------------

         Commencing on January 8, 2002 through March 22, 2002, we issued a total of 18,570,000 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. We believe that the issuance of all such shares in exchange for services rendered to us, is exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Shares issued for services were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.03 and a high price of $.09 per share. Of the total number of shares issued, 3,620,000 shares were issued in exchange for cash in transactions that were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Of the shares we issued for cash, 3,520,000 shares were issued on March 19, 2002 at a per share price of $.05. In that transaction, we received gross sale proceeds of $172,480. On March 22, 2002, we issued an additional 100,000 shares of common stock at a price of $.05 and received an additional $4,900 in cash.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

     Not required.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     None.

Item 5.  Other Information.
         -----------------

     None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

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

3.4(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Louisiana.

3.5(+) Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation in California.

3.6(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Colorado.

3.7(+) Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State of Mississippi.

3.8(+) Certificate of Amendment to Articles of Incorporation of American Fire Retardant Corp., dated January 16, 2002.

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

23.1(+)        Consent from HJ Associates & Consultants, LLP

99.1(+) Consumer Product Safety Commission's Notice of Public Hearing and Request for Comments with regard to the proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.

99.2(+) A copy of the Article 1998 Fire Loss in the United States from the NFPA Journal, September/October 1999.

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

                                                  AMERICAN FIRE RETARDANT CORP.
                                                  A Nevada Corporation


Date: May 20, 2002.                               /s/ Stephen F. Owens
                                                  ---------------------------
                                                  By: Stephen F. Owens
                                                  Its: President and Director


Date: May 20, 2002.                               /s/ Angela M. Raidl
                                                  ---------------------------
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                  Chief Financial Officer
                                                  Secretary and Director