Form 10QSB
period 2002-06-30
AMERICAN FIRE RETARDANT CORP
filed 2002-08-20
CIK 1049234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2002; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the transition period _________ to __________

                    Commission File Number: 000-26261

                     AMERICAN FIRE RETARDANT CORP.

             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9337 Bond Avenue, El Cajon, California                          92021
 (Address of principal executive offices)                      Zip Code)

                                 (619) 390-6888
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 2002 there were 76,981,877 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

This Form 10-QSB has 24 pages; the Exhibit Index is located at page 18.

                                INDEX TO FORM 10-QSB
                                  June 30, 2002

PART I. Financial Information                                        Page No.

Item 1 Financial Statements

Condensed Balance Sheets as of June 30, 2002 (unaudited) and as of
December 31, 2001                                                           4

Condensed Statements of Operations (unaudited) for the three months
ended June 30, 2002 and 2001                                                6

Condensed Statements of Stockholders' Equity for the three months
ended June 30, 2002 and 2001(unaudited)                                     7

Condensed Statements of Cash Flows (unaudited) for the three months
ended June 30, 2002 and 2001                                                9

Notes to Financial Statements                                              11

Item 2 Management's Discussion and Analysis of Financial
Condition or Plan of Operation                                             12

PART II. Other Information

Item 1. Legal Proceedings                                                  17
Item 2. Changes in Securities                                              17
Item 3. Defaults Upon Senior Securities                                    17
Item 4. Submission of Matters to a Vote of Security Holders                18
Item 5. Other Information                                                  18
Item 6. Exhibits and Reports on Form 8-K                                   18

Signatures                                                                 22

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

Set forth below are the balance sheets as of June 30, 2002 (unaudited) and December 31, 2001, and the results of operations for the three months and six months ended June 30, 2002 and 2001(unaudited) and cash flows for the six months ended June 30, 2002 and 2001. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets
                                   (Unaudited)

                                     ASSETS

                                                June 30         December 31
                                                  2002             2001

CURRENT ASSETS
Cash                                            $     5,270     $         -
Inventory                                            47,347          87,594
Accounts receivable, net                            307,987         419,046

Total Current Assets                                360,604         506,640

PROPERTY AND EQUIPMENT, NET                          80,994         187,942

OTHER ASSETS
Restricted cash                                     432,024         419,138
Intangible assets, net                               11,340          16,500
Deposits and other assets                            14,349          14,349

Total Other Assets                                   457,713        449,987

TOTAL ASSETS                                         899,311      1,144,569

                    LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Cash overdraft                                              -        20,826
Accounts payable                                      343,669       337,146
Accrued expenses                                    1,298,664     1,207,208
Shareholder loans                                     221,520       231,573
Notes payable, current portion                        282,091       286,035
Capital leases, current portion                         5,866         5,866
Line of credit                                      1,878,366     1,822,340

Total Current Liabilities                           4,030,176     3,910,994

LONG-TERM LIABILITIES
Notes payable                                         149,112       150,662
Capital leases, long-term portion                      14,210        14,210

Total Long-Term Liabilities                           163,322       164,872

Total Liabilities                                   4,193,498     4,075,866

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS? EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000
shares authorized, 76,981,877 and 17,806,877 shares
issued and outstanding, respectively                   76,982       17,808
Additional paid-in capital                          6,620,839    3,652,214
Deferred compensation                              (1,657,805)           -
Accumulated deficit                                (8,334,203)  (6,601,319)

Total Stockholders Equity (Deficit)                (3,294,187)  (2,931,297)

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                      899,311    1,144,569

The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                          Statements of Operations
                                (Unaudited)



                                   For the Six Months Ended June 30      For the Three Months Ended June 30
                                       2002               2001                   2002          2001
NET SALES                          $   600,126           $ 1,588,285          $   326,405   $   745,093

COST OF SALES                          253,734               841,186              125,837       418,134

GROSS MARGIN                           346,392               747,099              200,568       326,959

EXPENSES
Selling, general and administrative  1,692,501               760,106            1,222,376       582,577
Payroll expense                         78,210               295,340               41,933       139,951
Travel and entertainment                51,303               108,417               23,069        49,568
Depreciation and amortization
Expense                                 32,634                34,838               15,369        14,919
Bad debt expense                           585                27,869                  585        27,869

Total Expenses                       1,855,233             1,226,570            1,303,332       814,884

LOSS FROM OPERATIONS                (1,508,841)             (479,471)          (1,102,764)      (487,925)

OTHER INCOME (EXPENSES)
Loss on disposal of assets             (30,101)                    -              (30,101)             -
Rental Income                            6,000                     -                4,500              -
Miscellaneous Income                       422                     -                  422              -
Interest expense                      (200,364)             (240,634)             (87,866)      (107,778)

Total Other Income (Expenses)         (224,043)             (240,634)            (113,045)      (107,778)

LOSS BEFORE INCOME TAXES            (1,732,884)             (720,105)          (1,215,809)      (595,703)

PROVISION FOR INCOME TAXES                   -                     -                    -              -

NET LOSS                            (1,732,884)             (720,105)          (1,215,809)      (595,703)

BASIC LOSS PER SHARE                     (0.04)                (0.26)               (0.02)         (0.22)

BASIC WEIGHTED AVERAGE SHARES        42,591,242             2,730,591          55,482,287       2,765,801



                            AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Stockholders' Equity (Deficit)



                                   Common Stock         Additional      Deferred     Accumulated
                                                          Paid-in       Compensation  (Deficit)
                                Shares        Amount      Capital
Balance, December 31, 2001      $17,806,877   $    17,808 $ 3,652,214   $         -  $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.09
 per share (unaudited)            3,000,000         3,000     267,000      (270,000)           -

January 14, 2002 common stock
 issued for services at $0.08
 per share (unaudited)              250,000           250      19,750       (20,000)           -

January 15, 2002 common stock
 issued for services at $0.07
 per share (unaudited)            1,000,000         1,000      69,000       (70,000)           -

January 18, 2002 common stock
 issued for services at $0.08
 per share (unaudited)            1,000,000         1,000      79,000       (80,000)           -

January 23, 2002 common stock
 issued for services at $0.08
 per share (unaudited)              350,000           350      27,650       (28,000)           -

January 28, 2002 common stock
 issued for services at $0.07
 per share (unaudited)            3,000,000         3,000     207,000      (210,000)           -

February 2, 2002 common stock
 issued for services at $0.06
 per share (unaudited)            1,500,000         1,500       88,500            -            -

February 20, 2002 common stock
 issued for services at $0.04
 per share (unaudited)            2,500,000         2,500       97,500      (100,000)          -

February 27, 2002 common stock
 issued for services at $0.03
 per share (unaudited)            2,350,000         2,350       68,150       (70,500)          -

March 19, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)            3,520,000         3,520      172,480             -           -

March 22, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)              100,000            100       4,900             -           -

April 9, 2002 common stock
 issued for services at $0.04
 per share (unaudited)              350,000            350      13,650             -           -

April 19, 2002 common stock
 issued for services at $0.06
 per share (unaudited)            10,000,000        10,000     590,000      (120,000)          -

April 19, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)               510,000           510      24,990             -           -

May 2, 2002 common stock
 issued for services at $0.06
 per share (unaudited)             6,000,000         6,000     354,000      (360,000)          -

Balance Forward                   53,236,877       $53,238  $5,735,784   $(1,328,500)$(6,601,319)

The accompanying notes are an integral part of these financial statements.

Balance Forward                   53,236,877       $53,238    $5,735,784 $(1,328,500)$(6,601,319)

May 17, 2002 common stock
 issued for services at $0.05
 per share (unaudited)             5,000,000         5,000        245,000    (250,000)         -

May 17, 2002 common stock
 issued for services at $0.05
 per share (unaudited)               200,000           200          9,800           -          -

May 24, 2002 common stock
 issued for services at $0.04
 per share (unaudited)               500,000           500         19,500           -          -

May 28, 2002 common stock
 issued for services at $0.04
 per share (unaudited)             8,000,000         8,000         312,000   (320,000)         -

June 21, 2002 common stock
 issued for services at $0.03
 per share (unaudited)             2,000,000         2,000          58,000           -          -

June 27, 2002 common stock
 issued for services at $0.03
 per share (unaudited)             7,500,000         7,500          217,500   (225,000)         -

June 28, 2002 common stock
 issued for services at $0.04
 per share (unaudited)               345,000           344           13,455          -          -

June 28, 2002 common stock
 issued for cash at $0.05
 per share (unaudited)               200,000           200            9,800          -          -

Amortization of deferred
 compensation (unaudited)                  -             -                -    465,695          -

Net loss for the three months
 ended June 30, 2002 (unaudited)           -             -                -          - (1,732,884)

Balance, June 30, 2002
 (unaudited)                     $76,981,877    $   76,982      $ 6,620,839 $(1,657,805) $(8,334,203)



The accompanying notes are an integral part of these financial statements.

                             AMERICAN FIRE RETARDANT CORPORATION
                                 Statements of Cash Flows
                                       (Unaudited)
                                                       For the Six Months Ended
                                                                 June 30
                                                           2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(1,732,884) $(720,105)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Common stock issued for services                            677,800    342,780
Amortization of deferred compensation                       465,695          -
Depreciation and amortization                                32,634     34,838
Loss on disposal of assets                                   30,101          -

Change in Assets and Liabilities:
(Increase) decrease in accounts receivable                  111,059   (263,984)
(Increase) in deposits                                            -       (800)
(Increase) decrease in inventory                             40,247    (44,736)
Decrease in prepaid expenses and intangibles                    660      5,650
(Increase) in restricted cash                               (12,886)  (108,795)
Decrease in accounts payable                                   6,523    49,892
Increase in accrued expenses                                  91,456    51,837
Decrease in unearned revenue                                       -   (60,810)

Net Cash Used by Operating Activities                       (289,595) (714,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                           -   (24,250)
Net Cash Used by Investing Activities                              -   (24,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft                        (20,826)   29,818
Proceeds from notes payable - related                              -    59,140
Payments on notes payable - related                          (10,053)  (14,830)
Proceeds from sale of common stock                           226,500         -
Proceeds from notes payable                                   45,318   257,347
Proceeds from lines of credit                                 56,026   473,024
Payment on notes payable                                      (2,100)  (66,016)

Net Cash Provided by Financing Activities                    294,865   738,483

NET INCREASE IN CASH                                           5,270         -

CASH AT BEGINNING OF PERIOD                                        -         -

CASH AT END OF PERIOD                                          5,270         -

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest                                                     200,364   240,634
Income taxes                                                       -         -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of accrued salaries             -    80,000
Common stock issued for services                             677,800   545,266
Common stock issued for deferred services                  2,123,500         -

The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      June 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $8,334,203 which, as well as current liabilities in excess of current assets of $3,669,572, raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - STOCK ISSUED FOR SERVICES

During the first and second quarters of 2002, the Company has issued 59,085,000 shares of its common stock. The majority of the shares have been for services to the Company.

Some of the shares were issued for service contracts that are to be performed in the future. The issuance of these shares for the future service contracts has resulted in $1,657,805 in deferred compensation as of June 30, 2002.

NOTE 4 - FORECLOSURE ON LAND AND BUILDING

In May 2002, one of the Company's creditors foreclosed on their note to the Company. The note was secured by land and a building. The Company has recorded a loss on the disposal of this property of $30,101. Since the fair value of the property exceeded the amount of the note to the creditor, the Company believes there will be no further recourse against the Company in this matter.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements " as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue, " "is anticipated, " "believes, " "estimates, " "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends that we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The notes accompanying the financial statements are an integral part of our financial statements for December 31, 2001 and June 30, 2002

Changes in Financial Condition

The balance of current assets at December 31, 2001 was $506,640 compared to a balance of $360,604 at June 30, 2002. The balance of current liabilities was $3,910,994 and $4,030,176, respectively, for the same periods. The resulting current ratio at December 31, 2001 was .14 to 1. The current ratio at June 30, 2002 was .09 to 1. The current ratio indicates that the Company's ability to pay its obligations has stayed constant over the course of the second quarter of 2002.

The decrease of current assets at June 30, 2002 from December 31, 2001 is the result of a net decrease in accounts receivable and reduction of inventory. The decrease in accounts receivable is due to an increase in the allowance for doubtful accounts and an increase in collection efforts by the Company.

The other material component of current assets is accounts receivable. The balance of accounts receivable at June 30, 2002 was $307,987, a decrease of $111,059. The receivables decreased due to better collection efforts by the Company and an increase in allowance for doubtful accounts.

The balance of current liabilities at December 31, 2001 was $3,910,994 compared to a balance of $4,030,176 at June 30, 2002. The increase in current liabilities of $119,182 is mainly due to an increase in accrued expenses. The line of credit extended to the Company increased by $56,026, or 3.07% from December 31, 2001 to the end of the second quarter 2002 due to an accrual for interest. The Company used cash of $289,595 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

$502,365 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company previously submitted Offers in Compromise to the IRS which were voided in the second quarter of 2001. The Company has negotiated an installment plan with the IRS and is current on its payroll tax obligations for the year 2002.

At June 30, 2002 the Company needed approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2002 and through continued efforts at obtaining outside financing.

Results of Operations

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

The Company's net sales decreased by $418,688 through June 30,2002 compared to the same period in 2001. This is a decrease of 56.2% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 61.4% of sales compared to 43.9% for the same period in 2001. This increase was due to underestimating material required for the one large job.

The Company's selling, general and administrative expenses increased by $639,799 or 110% for the period ended June 30, 2002 over the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $98,018 for the year to date period or 70.0%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

For the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

The Company's net sales decreased by $988,159 through June 30, 2002 compared to the same period in 2001. This is a decrease of 62.2% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 57.8% of sales compared to 47.0% for the same period in 2001. This increase was due to underestimating material required for the one large job.

The Company's selling, general and administrative expenses increased by $932,395 through June 30, 2002 compared to the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $217,130 for the year-to-date period or 73.5%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

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

We May Face Interruption Of Production And Services Due To Increased Security Measures In Response To Terrorism.

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

Patents and Proprietary Rights.

The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company

Prosecuting Intellectual Property Infringement Claims Could Be
Expensive and Could Disrupt Business.

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

Dependence on Key Employees.

Historically, the Company has been heavily dependent on the ability of Stephen F. Owens and Bruce E. Raidl to contribute essential technical and management experience. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors could have a significant adverse effect on the operations and prospects of the Company. There can be no assurances that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable. Furthermore, the Company has not entered into employment agreements with any member of management or other key personnel to assure the continued employment of such personnel for our management and operations.

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

Item 2. Changes in Securities.

During the first and second quarters of our current fiscal year, we issued a total of 59,085,000 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. Such shares are, or in certain cases will be, registered on Form S-8 for issuance to consultants and employees. Shares issued for services to consultants and employees were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.01 and a high price of $.06 per share. A full description of the dates, quantities and prices of the issuances of shares during the first and second quarter of our current fiscal year is set forth on pages 7 and 8 of this Form 10-QSB, and is incorporated into this Item 2 by reference thereto.

Item 3. Defaults Upon Senior Securities.

Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2002, the Company conducted an annual meeting of its shareholders pursuant to the solicitation of proxies and notice duly given for such meeting. During the annual meeting, three directors nominated and recommended for election were elected according to the provisions of the Company's by-laws. Directors elected at the meeting included Angela M. Raidl, Stephen F. Owens and Raoul L. Carroll, all of whom were elected for a term of one year and until their successors are elected and qualified as directors

Additional matters were voted upon at the meeting in addition to the election of directors. Management recommended the approval of an amendment to Article V of the Certificate of Incorporation to implement a one-for-ten reverse stock split and an amendment to
Article V of the Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $.001 per share. Management also recommended the appointment of the Company's auditors for the fiscal year ended December 31, 2001. Neither the reverse stock split nor the issuance of shares of preferred stock has occurred as of the date of this report.

The record date for the meeting was April 15, 2002. At that date there were 32, 756,877 shares of common stock outstanding of record. 20,681,963 shares of common stock were present at the shareholders' meeting, either in person or by proxy. Each of the shareholder proposals was approved unanimously by the shares entitled to vote at the meeting.

Item 5. Other Information.

None

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

99.2(+) A copy of the Article 1998 Fire Loss in the United States from the NFPA Journal, September/October 1999.

99.3(+) See National Fire Data Center Statistics as posted on the NFDC website at www.usfa.fema.goc/nfdc/statistics.htm"

99.4(++)       Certification of Financial Statements by the
               Registration's Chief Executive Officer.

99.5(++)      Certification of Financial Statements by the
              Registrant's Chief Financial Officer.

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

                                          AMERICAN FIRE RETARDANT CORP.
                                          A Nevada Corporation


Date: August 19, 2002                             /s/ Stephen F. Owens
                                                  By: Stephen F. Owens
                                                  Its: President,
                                                  Chief Financial Officer and
                                                  Director

Date: August 19, 2002                             /s/ Angela M. Raidl
                                                  By: Angela M. Raidl
                                                  Its: Vice President,
                                                  Secretary and Director