Form 10KSB/A
period 2001-12-31
AMERICAN FIRE RETARDANT CORP
filed 2002-09-17
CIK 1049234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    10-KSB/A
                                   -----------

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2001

                         Commission File Number: 0-26261



                         AMERICAN FIRE RETARDANT CORP.
                         -----------------------------

             (Exact name of Registrant as specified in its charter)



            NEVADA                                            88-03826245
-------------------------------                          --------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9337 Bond Avenue, El Cajon, California                          92021
-----------------------------------------------------    ----------------------
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

As of December 31, 2001, there were 1,780,688 shares of the Registrant's Common Stock outstanding, as adjusted for a one for 10 reverse stock split effective as of September 12, 2002, and the aggregate market value of such shares held by non-affiliates of the Registrant on December 31, 2001 was $784,287.

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

                                     PART I
                                     ------
Item 1.  Description of Business
---------------------------------
American Fire Retardant Corporation (hereby referred to as The Company) is a fire protection company that specializes in fire prevention and fire containment. The Company is in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and products and provides fire resistive finishing services through the Company's Textile Processing Center for commercial users. The Company also designs new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and is active in the construction industry as sub-contractors for fire stop and fire film installations.

Key Products and Services
---------------------------
The Company offers a wide range of products and services. The Company is actively engaged in the following operations, which are divided into three areas of sales income:

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


Manufacturer of Fire Retardant Chemicals and Coatings
-------------------------------------------------------
The Company's chemical sales have not proceeded as fast as they could because the Company's attention has been directed to handling the rapid increase in fire stop and fire film sales. The core of the Company has always been the chemical area of operations with the focus on manufacturing, marketing and distribution of the Company's current product lines. Chemicals consists of two different classes:

(1) Company owned: Where the Company is the owner of several formulations (both proprietary and patented) that the company manufactures and markets;

(2) Non-exclusive marketed products: Where the Company has agreements to market several fire retardant products that are owned by other entities, on a non-exclusive basis.

Proprietary Products
----------------------
FyberixTM2000V is a non-durable fire retardant compound designed for use on textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries (i.e. cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. U.S. Patent #5.631.047

FirextraTM1000 is sold in either concentrate or ready-to-use form and is a proprietary product, which is a primary all-purpose, non-durable aqueous saline, based fire retardant compound. It is used on almost every type of textile fabric
- - natural, synthetic, or blended. It may be used on unfinished wood and wood products as well as hay and paper. It is effective in treating leather and is used by the major leather tanners in the United States.

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

Textile Processing Center for Fire Resistive Fabrics
------------------------------------------------------
Since 1993, the Company has been successfully treating a wide variety of fabrics, and has become technical consultants in the field of topically treating yard goods and piece goods in the commercial industry. Due to the limited number of fire retardant consultants in the United States, commercial customers are forced to comply with their local fire ordinances. Their local inspectors tell them what ordinances they must comply with but are not told how to comply with such ordinances. In the past several years, the Company has been committed to assisting clients in solving their fire ordinance problems. The Company's ability to successfully treat a wide variety of fabrics has been due to the ability to create and manufacture fire retardants to meet the hundreds of different fabric blends that are in the market place. Because of this success, most of the Company's fabric business is through referrals from current customers. As more emphasis and manpower is placed on enforcing the stringent flammability codes concerning the use of textiles, the growth of the fabric processing division is expected to increase.

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

Firestop and Firefilm Installation
------------------------------------
                                    Firestop
                                    --------
Since the middle of the 1980's a major focus of fire safety and building officials has been the fire stopping of through wall penetrations of plumbing, electrical and other mechanical devices through fire rated walls and floor assemblies. In all of 1995, the Company was asked to provide the services and materials to fire stop several large hotels on the Mississippi Gulf Coast. With each project completed came requests for bids on additional construction projects. The growth rate is such that the Company had to devote extra time and effort to maintain stability. The Company works on fire stopping projects in the states of Alabama, Mississippi, Louisiana, California, Colorado, Florida, and Nevada. The building codes require that all buildings, with the exception of one and two family dwellings, have firewalls and fire rated walls in certain areas to allow the occupants of those buildings to escape in the event of fire.

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

The Market
------------
According to the National Fire Protection Agency (NFPA) a fire occurs somewhere in the United States every 18 seconds, resulting in an injury every 23 minutes and a death every 130 minutes. The statistical data obtained through the United States Fire Administration (USFA) and the Consumer Product Safety Commission
(CPSC) reflects that in 1998 alone there were over 381,500 residential fires, 3,250 deaths and 17,175 injuries, causing in excess of $4.4 billion dollars in damages. The residential fire problem represents approximately 80 percent of all fire deaths and 74 percent of the injuries to civilians and is the third leading cause of accidental death in the home. The true cost of fire in the United States is much greater than just the value of property destroyed, perhaps reaching as high as billions per year. Analysis of the growing costs related to fire is being given more consideration in setting new priorities by our government.

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

Distribution Methods of Products or Services
----------------------------------------------
Distribution of the Company's products and/or services is relatively simple, as most new business comes from referrals and reputation. Products or service needs are requested by phone, and distribution is through the Company's California location. Promotional costs and effective sales programs have to date limited the Company's ability to expand in this area. The Company offers its products and services to a multiple cross section of industries, such as Institutional, Commercial, Industrial, Government, Manufacturers, Consumers, Independent Retailers and Certified Applicators. The majority of the company's clients are identified as end users of the products and/or services. In certain industries, companies that are considered end users have also been able to distribute the products for resale.

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

Status of Any Publicly Announced New Product or Service
---------------------------------------------------------
The Company has announced the release of its patented FyberixTM2000-V fabric treatment for consumer use. This is a product that the Company has been using commercially for more than five years with fabric being sent to its warehouse for treatment and then being shipped to the customer. These customers include many large, national hotel chains, casinos, and many other smaller customers. This product has three purposes: 1) Fire retard the fabric so it cannot combust when flame is introduced to it; 2) Kills dust mites and other microorganisms and their eggs; and 3) Soil and stain release to allow easy cleaning of the fabric treated.


With the anticipated retail sales of this aerosol product generated through our infomercial, and potential contracts with carpet cleaning companies, the Company anticipates sales of this product will increase and will reflect positively in our third and forth quarter of the current year.

Competitive Business Conditions
---------------------------------
There are several fire retardant companies in the United States offering the same types of products and that are engaged in an ongoing fight for the market share.

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

Raw Materials and Principal Suppliers
---------------------------------------
The Company does not utilize any specialized raw materials, meaning all materials used by the Company are readily available. The Company is not aware of any problem that exists at the present time or that is anticipated to occur within the near future that will materially affect the source and availability of the raw materials required by the Company. The Company currently purchases raw materials from Van Waters and Rogers, Morre-tech, Rhodia, Noveon (formerly B.F. Goodrich) and Great Lakes Chemical.

Dependence on One or A Few Major Customers
--------------------------------------------
The Company feels that because of the diversity of the applications and uses of the various products and services provided by the Company, and the wide base of customers for such products and services, the dependence on one or more major customers is not a concern. With the introduction of new fire laws, codes and regulations and the continuing growth in the new construction, retrofitting and refurbishing industry, the company will develop a wider base of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements
----------------------------------------------------------------------------
or Labor Contracts
---------------------
The Company believes its chemical products and technologies are unique. The Company is dedicated to the protection of its trade secrets through tight security, the advancement of the technologies, and strong patent protection. Therefore, the Company has retained legal counsel to develop and submit patent applications for its chemical products and technologies that the Company views as patentable. To date one patent has been granted in the United States and one other patent application has been filed and is pending in the United States.

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

Research, Development and Intellectual Property
-------------------------------------------------
The Company's water-based chemical development stage has been completed. The fire retardant product line is constantly being evaluated and upgraded to keep up with the market demands, customer problems and new discoveries in field applications. In textile finishing, not all fabrics can be made fire resistive due to several different specialty blends. As in the United Kingdom, there will be problems with this and U.S. mills will began to discontinue those fabrics targeted for the upholstery industry and work closely with the fire resistive finishers in order to produce those fabrics that can easily be treated. This is where research and development into new chemical formulations and technologies will come into its heaviest stage.

Testing
- -------
All of the Company's products have undergone vigorous testing to insure that they meet the flame resistance protocols for their applicable use. Properly treated materials have successfully passed the burn requirements of the following test protocols and more:

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

Need for Government Approval
------------------------------
If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process. All of the products the company currently manufactures do not contain any constituents that require government regulation. The state does require that all-fire retardant chemicals must be certified and registered with the State of California Fire Marshall's Office. The company is in compliance with this.

Effect of Existing or Probable Governmental Regulations
---------------------------------------------------------
The Company is governed by the California Health and Safety Code under which the State of California established flammability standards that must be met by any and all companies providing flameproofing services to the public in the State of California. In order to comply with California's law for the application of flame-retardants, each applicator must be certified by the state. The Company is mandated by the State of California to meet the following flammability standards upon the completion of treating drapes, hangings, curtains, drops, tents, upholstery furniture fabrics or it's components and other decorative material for use in the State of California. All materials treated by the Company require a Certificate of Flameproofing to be issued to the customer.

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

Research and Development Activities
-------------------------------------
Although no research and development costs have been incurred by the Company in the last two fiscal years, there has been some expense associated with the production of the new aerosol can of FyberixTM2000-V, such as travel and due diligence expenses in relation to the third-party vendor that we have retained to provide aerosol cans for marketing and distributing the Fyberix 2000-V product. Additionally, costs are now being incurred for the production of our marketing infomercial, which we anticipate to be approximately 100,000 through completion in April, 2002.

Compliance with Environmental Laws (Federal, State and Local)
---------------------------------------------------------------
At the present time, the Company does not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

Total Employees and Full Time Employees
-----------------------------------------
As of December 31, 2001 the Company employed five full-time employees. One of the Company's employees, our President, is employed in an administrative position. One employee is employed as the sales and technical manager for the fireproofing and firestop division of the Company and is a field supervisor. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager and warehouse supervisor. The other employee is a field supervisor. The Company performs all activities at its manufacturing and office location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services used are for legal and certified accounting. The Company also uses job finders for part time work in the construction area. None of these employees are covered under a collective bargaining agreement.

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

Item 2. Description of Property
---------------------------------
                               California Office
                               -----------------
The Company's main office facility is located at 9337 Bond Avenue El Cajon, California 92021, which serves as its corporate headquarters and is situated in a leased 7,800 square feet office/warehouse building, containing 1,500 square feet of office space and 6,300 square feet of warehouse. The Company leases this space from Darwin E. Zavadil, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This office space is leased through May 31, 2002. The Company anticipates renewing this lease but it is possible the Company may opt to purchase the facility, as the lease agreement contains an option to purchase at the end of the term of the lease. This facility is suitable for the Company's present and future uses.

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

Item 3. Legal Proceedings
---------------------------
Friloux v. AFRC - The Company is a party defendant in the matter of Friloux v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 D. In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party. Subsequent to the date covered by this report, a default judgment was obtained by Mr. Friloux against the Company in the amount of $100,000 plus accrued interest, but the Company continues to pursue it's legal remedies to reduce the amount of this default judgment.

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

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

No matter was submitted during the Year 2001 to a vote of the security holders, through the solicitation of proxies, or otherwise.

                                    PART II.
                                    --------

Item 5.  Market For Common Equity and Related Stockholders Matters
--------------------------------------------------------------------

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


                                                           HIGH            LOW
                                                           ----            ---
2001:

    Second Quarter.................................       $7.80           $1.90

    Third Quarter..................................       $4.00           $0.90

    Fourth Quarter.................................       $0.80           $2.10

2002:

    First Quarter..................................       $0.40           $0.90


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

Item 6.  Management's Discussion and Analysis of Results of Operations
------------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Changes in Financial Condition
--------------------------------
For the year ended December 31,2001 Compared to December 31, 2000

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

Results of Operations
-----------------------
For the year ended December 31, 2001 compared to the year ended December 31,
2000

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

Other  events  or  uncertainties

Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001, were issued in violation of
Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse affect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.


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


/s/ HJ  Associates & Consultants, LLP

HJ  Associates & Consultants, LLP
Salt Lake City, Utah
April 11, 2002
Except for notes 8 paragraph 4 and 10, as to which the date is September 12, 2002

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
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
     shares authorized, 1,780,688
     shares issued and outstanding                                        1,781
   Additional paid-in capital                                         3,668,241
   Accumulated deficit                                               (6,601,319)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                            (2,931,297)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 1,144,569
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations

                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------

NET SALES                                          $ 2,175,769      $ 2,764,691

COST OF SALES                                        1,394,811        1,559,140
                                                   -----------      -----------

GROSS MARGIN                                           780,958        1,205,551
                                                   -----------      -----------

OPERATING EXPENSES

   Selling, general and administrative               2,817,451          585,667
   Payroll expense                                     426,411          661,536
   Travel and entertainment                            120,216          218,796
   Depreciation and amortization expense                62,108           64,162
   Bad debt expense                                    102,433           32,069
                                                   -----------      -----------

     Total Operating Expenses                        3,528,619        1,562,230
                                                   -----------      -----------

LOSS FROM OPERATIONS                                (2,747,661)        (356,679)
                                                   -----------      -----------

OTHER EXPENSES

   Interest expense                                   (471,912)        (546,159)
                                                   -----------      -----------
     Total Other Expenses                             (471,912)        (546,159)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES                            (3,219,573)        (902,838)
                                                   -----------      -----------

PROVISION FOR INCOME TAXES (Note 1)                       --               --
                                                   -----------      -----------

NET LOSS                                           $(3,219,573)     $  (902,838)
                                                   ===========      ===========

BASIC AND LOSS PER SHARE                           $     (6.21)     $     (3.83)
                                                   ===========      ===========

BASIC WEIGHTED AVERAGE SHARES                         518,224           235,630
                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                          Common Stock         Additional
                                  -------------------------      Paid-in    Accumulated
                                       Shares        Amount      Capital       Deficit
                                  -----------   -----------   -----------   -----------
Balance, January 1, 2000              234,965   $       235   $ 1,487,657   $(2,478,908)

May 12, 2000: common stock
   issued for cash valued at
   $5.00 per share                      1,000            1         4,999          --

Net loss for the year ended
   December 31, 2000                     --            --            --        (902,838)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2000           235,965            236     1,492,656    (3,381,746)

February 26, 2001 common
   stock issued for services
   valued at $5.00 per share           2,500              3        12,497          --

April 19, 2001 common stock
   issued for debt valued at
   $2.60 per share                     53,300            53       138,527          --

April 19, 2001 common stock
   issued for services at $2.60
   per share                           16,000            16        41,584          --

April 30, 2001 common stock
   issued for services at $7.80
   per share                           29,500            30       230,070          --

July 2, 2001 common stock
   issued for services at $2.40
   per share                           34,000            34        81,566          --

July 13, 2001 common stock
   issued for services at $2.10
   per share                           72,500            72       152,178          --

October 4, 2001 common stock
   issued for services at $1.20
   per share                          100,000           100       119,900          --

October 13, 2001 common stock
   issued for services at $1.30
   per share                          201,923           202       262,298          --

October 19, 2001 common stock
   issued for services at $1.90
   per share                          100,000           100      189,900           --
                                  -----------   -----------   -----------   -----------

Balance Forward                       845,689   $       846   $ 2,721,176   $(3,381,746)
                                  -----------   -----------   -----------   -----------


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                          Common Stock         Additional
                                  -------------------------      Paid-in    Accumulated
                                       Shares        Amount      Capital       Deficit
                                  -----------   -----------   -----------   -----------

Balance Forward                       845,689   $      846   $ 2,721,176   $(3,381,746)

October 29, 2001 common stock
   issued for services at $2.10
   per share                          30,000            30        62,970          --

November 6, 2001 common stock
   issued for services at $1.50
   per share                          90,000            90       129,910          --

December 4, 2001 common stock
   issued for services at $1.10
   per share                         565,000           565       604,435          --

December 17, 2001 common stock
   issued for services at $0.60
   per share                         200,000           200       119,800          --

December 21, 2001 common stock
   issued for services at $0.60
   per share                          50,000            50        29,950          --

Net loss for the year ended
   December 31, 2001                     --             --            --    (3,219,573)
                                  -----------   -----------   -----------   -----------

Balance, December 31, 2001         1,780,688    $    1,781   $ 3,668,241   $(6,601,319)
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

          e. Basic and Fully Diluted Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                  For the Year Ended
                                                  December 31,  2001
                                     ------------------------------------------
                                          Loss          Shares        Per Share
                                      (Numerator)   (Denominator)       Amount
                                     ------------    -----------    -----------
                                     $ (3,219,573)     518,229    $     (6.21)
                                     ============    ===========    ===========


                                                  For the Year Ended
                                                  December 31,  2000
                                     ------------------------------------------
                                          Loss          Shares        Per Share
                                      (Numerator)   (Denominator)       Amount
                                     ------------    -----------    -----------

                                     $   (902,838)     235,603    $     (3.83)
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

          Contingencies
          -------------
          Management has identified that the issuance of some shares of the Company's common stock to certain employees and non consultants for services rendered during the year ended December 31, 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 9 -  ACCRUED EXPENSES

          Accrued expenses consisted of the following at December 31, 2001:

                     Accrued wages and consulting                   $   295,592
                     Employment contract liability                      107,720
                     Payroll taxes - federal and state                  639,638
                     Accrued interest                                   104,655
                     Sales tax payable                                   25,279
                     Credit cards                                        34,324
                                                                    -----------
                                                                    $ 1,207,208
                                                                    ===========
                                       44

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

NOTE 10 - SUBSEQUENT EVENTS

          In January and February, the Company issued 1,495,000 shares of common stock to officers, consultants and employees as partial payment for services rendered prior to December 31, 2001 and for services expected to be rendered in the future.

          In September 2002 the Company reverse split its Common Stock on a 1 for 10 basis. All references to Common Stock and per share data have been retroactively restated to show the effect of the reverse split.

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



                                   PART III.
                                   ---------

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16 (a) Of the Exchange Act

The directors and executive officers of the Company are as follows:

         (a)      Identity of Directors and Executive Officers.
                  ---------------------------------------------
                                                                        Served
Name and Address(1)         Age     Position                    Term     Since
- -----------------------------------------------------------------------------
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

Other Key Advisors and Consultants
- ----------------------------------
(a) Directorships

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

Compliance With Section 16(a) Of the Securities Exchange Act Of 1934
----------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange
Act), requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file reports with the SEC concerning initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons with a greater than ten percent beneficial ownership are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).

To the Company's knowledge, during our fiscal year ended December 31, 2001, two of our officers and directors were late in filing one or more reports with the Securities and Exchange Commission, as required under Section 16(a) of the Securities Exchange Act of 1934. The details of these late filings and non-compliance with Section 16(a) follow:

Stephen F. Owens

         Mr. Owens is the President, Chairman of the Board of Directors and serves as a director. Mr. Owens did not file a Form 4 Change in Beneficial Ownership form on two occasions during 2001, disclosing his acquisition of 150,000 shares of common stock on October 30, 2001 and showing his acquisition of 350,000 shares of common stock on November 30, 2001. These Forms 4 were due no later than November 10, 2001 and December 10, 2001, respectively. In addition, Mr. Owens did not file a Form 5 Annual Statement of Beneficial Ownership, within 45 days after the end of our fiscal year.

Angela M. Raidl

         Ms. Raidl is currently a director and was an officer during our last fiscal year. Ms. Raidl did not file a Form 4 Change in Beneficial Ownership form on one occasion during 2001, disclosing her acquisition of 51,923 shares of common stock on October 30, 2001. This Form 4 was due no later than November 10, 2001. In addition, Ms. Raidl did not file a Form 5 Annual Statement of Beneficial Ownership, within 45 days after the end of our fiscal year.

Item 10.  Executive Compensation
----------------------------------
The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated, to our Chief Executive Officer during the periods indicated, and to any other executive officer that received compensation in excess of $100,000 during any of the previous two fiscal years:
                                       48

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
                                          Other               Underlying                Other
                                          Annual   Restricted options/     LTIP         Compen-
Name and           Year or                Compen-  Stock      SAR's        Payouts      sation
Principal          Period  Salary   Bonus sation)  Awards(1)  (#)          ($)          ($)
Position           Ended   ($)      ($)   ($)
(a)                (b)     (c)      (d)   (e)(2)   (f)        (g)          (h)          (i)
-----------------------------------------------------------------------------------------------------
Stephen F. Owens   2001    $12,000   0    $80,000  $580,000       0            0            0
President and
Chief Executive
Officer            2000    $23,000   0          0         0       0            0            0

    (1) Value of stock awards is based on market value as reported on the Electronic Bulletin Board on the date of grant.

    (2) Received in the form of an option granted to purchase 53,333 shares of the Company's Common Stock valued at $1.20 per share at the date of grant, which represented the payment of accrued but unpaid salary and bonus for Mr. Owens for the fiscal year ended December 31, 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------
(a) Security Ownership of Certain Beneficial Owners

(b) Security Ownership of Management

The following table sets forth the security ownership information as of the most recent practicable date, for any director, executive officer and our executive officers and directors as a group, of the Company's voting securities:



Title of              Name of                    Amount of           Percent of
Class                 Beneficial Owner           Ownership           Class
-------------------------------------------------------------------------------
Common Stock          Angela M. Raidl            153,552               4.69%
                      1951 Tavern Road
                      Alpine, CA 91901

Common Stock          Stephen F. Owens           518,700              15.83%
                      1951 Tavern Road
                      Alpine, California 91901

Common Stock          All Directors & Officers
                      as a Group (2 Persons)     672,252              20.52%

(c) Change in Control.

There are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
----------------------------------------------------------

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

      For the year that ended December 31, 2000, Stephen F. Owens, the Chief Executive Officer, had accrued, but unpaid salary and bonus of $80,000. The Company entered into a non-statutory stock option agreement with Mr. Owens on April 19, 2001, which enabled Mr. Owens to purchase 53,333 shares of common stock at a price equal to 85% of the market value of the Company's common stock as of the date of the option agreement. The Company subsequently issued to Mr. Owens, 53,000 shares of common stock pursuant to his option agreement, thus resolving the accrued salary and bonus owed to Mr. Owens at that date.

      In October 2001, the Company agreed to issue to Stephen F. Owens, the Chief Executive Officer, 150,000 restricted shares of Common Stock in exchange for services to the Company, reimbursement of expenses, and in consideration for the guarantee of certain Company indebtedness by Mr. Owens. In November 2001, the Company also issued to Mr. Owens an additional 350,000 restricted shares of Common Stock in exchange for the same consideration. On the dates of issuance of these shares of Common Stock, the market price of the Company's Common Stock, as quoted in the Over-the-Counter Electronic Bulletin Board, was $1.30 and $1.10, respectively. This market value does not take into consideration any discount associated with the restricted nature of these shares.

     Another of the Company's officers and directors, Angela L. Raidl, received 51,923 restricted shares of the Company's Common Stock in October 2001 for her services to the Company and in consideration for the guarantee of certain Company indebtedness by Ms. Raidl. On the date of issuance of these shares of Common Stock, the market price of the Company's Common Stock, as quoted in the Over-the-Counter Electronic Bulletin Board, was $1.30. As with Mr. Owens' shares, this market value does not take into consideration any discount associated with the restricted nature of these shares.


Item 13.  Exhibits and Reports on Form 8-K
--------------------------------------------
(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit        Description
---------        -----------

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

EXHIBIT INDEX
---------------
Exhibit                              Description


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


                          AMERICAN FIRE RETARDANT CORP.
                              A Nevada Corporation



Date: September 17, 2002.                         /s/ Stephen F. Owens
                                                  ---------------------------
                                                  By: Stephen F. Owens
                                                  Its: Chief Operating Officer, Chief
                                                  Financial Officer and Director


Date: September 17, 2002.                         /s/ Angela M. Raidl
                                                  ---------------------------
                                                  By: Angela M. Raidl
                                                  Its: Principal Accounting Officer
                                                  Secretary, Treasurer and Director


Date: September 17, 2002.                         /s/ Raoul L. Carroll
                                                  ---------------------------
                                                  By: Raoul L. Carroll
                                                  Its: Chief Executive Officer and
                                                  Director

