Form 10QSB/A
period 2002-03-31
AMERICAN FIRE RETARDANT CORP
filed 2002-09-17
CIK 1049234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

     (Mark One)

     [X]  QUARTERLY   REPORT   UNDER  SECTION  13 OR 15 (d)  OF  THE SECURITIES
          EXCHANGE ACT OF 1934

          For Quarter Ended: March 31, 2002; or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _________ to __________

     Commission File Number: 000-26261



                          AMERICAN FIRE RETARDANT CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9337 Bond Avenue, El Cajon, California                          92021
---------------------------------------------------    ------------------------
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

     On March 31, 2002 there were 3,637,688 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding, as adjusted for a one for 10 reverse stock split effective as of September 12, 2002.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
American Fire Retardant Corporation
San Diego, California


We have reviewed the accompanying balance sheet of American Fire Retardant Corporation as of March 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements (and Note 2 to the annual financial statements for the year ended December 31, 2001 (not presented herein), the Company has a deficit in working capital, has experienced significant losses and has an accumulated deficit at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of American Fire Retardant Corporation as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 11, 2002, we expressed an unqualified opinion on those financial statements and included and explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relations to the balance sheet from which it was derived.

HJ  Associates  &  Consultants,  LLP
Salt  Lake  City,  Utah
May 15, 2002
Except  for  Notes  3  and  4  as  to  which  the  date  is
September  12,  2002

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
    shares authorized, 3,637,688 and 1,780,688
    shares issued and outstanding, respectively            3,638          1,781
   Additional paid-in capital                          4,785,884      3,668,241
   Deferred compensation                                (726,650)          --
   Accumulated deficit                                (7,118,394)    (6,601,319)
                                                     -----------    -----------

     Total Stockholders' Equity (Deficit)             (3,055,522)    (2,931,297)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $  (987,792)   $ 1,144,569
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                          2002           2001
                                                    ------------   ------------

NET SALES                                           $    273,721   $    843,192

COST OF SALES                                            127,897        423,052
                                                    ------------   ------------

GROSS MARGIN                                             145,824        420,140
                                                    ------------   ------------

OPERATING EXPENSES
   Selling, general and administrative                   473,547        177,529
   Payroll expense                                        36,297        155,389
   Travel and entertainment                               28,234         58,849
   Depreciation and amortization expense                  17,265         19,919
   Bad debt expense                                         --             --
                                                    ------------   ------------

     Total Operating Expenses                            555,343        411,686
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                           (409,519)         8,454
                                                    ------------   ------------

OTHER INCOME AND EXPENSES
   Rental income                                           4,500           --
   Miscellaneous income                                      422           --
   Interest expense                                     (112,478)      (132,856)
                                                    ------------   ------------

     Total Other Expenses                               (107,556)      (132,856)
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES                                (517,075)      (124,402)

PROVISION FOR INCOME TAXES                                  --             --
                                                    ------------   ------------

NET LOSS                                            $   (517,075)  $   (124,402)
                                                    ============   ============

BASIC LOSS PER SHARE                                $      (0.18)  $      (0.53)
                                                    ============   ============

BASIC WEIGHTED AVERAGE SHARES                          2,806,010        236,881
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)

                                              Common Stock         Additional
                                      -------------------------     Paid-in       Deferred     Accumulated
                                         Shares        Amount       Capital     Compensation    (Deficit)
                                      -----------   -----------   -----------   -----------    -----------
Balance, December 31, 2001               1,780,688   $   1,781    $ 3,668,241    $      --      $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.90
 per share (unaudited)                    300,000          300        269,700     (270,000)          --

January 14, 2002 common stock
 issued for services at $0.80
 per share (unaudited)                     25,000           25         19,975      (20,000)          --

January 15, 2002 common stock
 issued for services at $0.70
 per share (unaudited)                    100,000          100         69,900      (70,000)          --

January 18, 2002 common stock
 issued for services at $0.80
 per share (unaudited)                    100,000          100         79,900      (80,000)          --

January 23, 2002 common stock
 issued for services at $0.80
 per share (unaudited)                     35,000           35         27,965      (28,000)          --

January 28, 2002 common stock
 issued for services at $0.70
 per share (unaudited)                    300,000          300        209,700     (210,000)          --

February 2, 2002 common stock
 issued for services at $0.60
 per share (unaudited)                    150,000          150         89,850           --           --

February 20, 2002 common stock
 issued for services at $0.40
 per share (unaudited)                    250,000          250         99,750     (100,000)          --

February 27, 2002 common stock
 issued for services at $0.30
 per share (unaudited)                    235,000          235         70,265      (70,500)          --

March 19, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)                    352,000          352        175,648           --           --

March 22, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)                     10,000           10         4,999            --           --

Amortization of deferred
 compensation (unaudited)                    --             --            --       121,850           --

Net loss for the three months
 ended March 31, 2002 (unaudited)            --             --            --            --       (517,075)
                                      -----------   -----------   -----------   -----------    -----------

Balance, March 31, 2002 (unaudited)   3,637,688     $    3,638    $ 4,785,884   $  (726,650)  $(7,118,394)
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

NOTE 3        CONTINGENT LIABILITIES

              Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended March 31, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 4        SUBSEQUENT EVENT

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

Other  events  or  uncertainties

     Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended March 31, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse affect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

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

         We May Face  Interruption  Of Production  And Services Due To Increased
         -----------------------------------------------------------------------
Security Measures In Response To Terrorism.
--------------------------------------------

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

         Patents and Proprietary Rights.
         -------------------------------

         The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company

         Prosecuting   Intellectual   Property   Infringement  Claims  Could  Be
         -----------------------------------------------------------------------
Expensive and Could Disrupt Business.
---------------------------------------

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

Item 2.  Changes in Securities.
         ---------------------

     Commencing on January 8, 2002 through March 22, 2002, we issued a total of 1,857,000 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. We believe that the issuance of all such shares in exchange for services rendered to us, is exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Shares issued for services were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.30 and a high price of $.90 per share. Of the total number of shares issued, 362,000 shares were issued in exchange for cash in transactions that were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. Of the shares we issued for cash, 352,000 shares were issued on March 19, 2002 at a per share price of $.50. In that transaction, we received gross sale proceeds of $172,480. On March 22, 2002, we issued an additional 10,000 shares of common stock at a price of $.50 and received an additional $4,900 in cash.

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