Form 10QSB/A
period 2002-06-30
AMERICAN FIRE RETARDANT CORP
filed 2002-09-17
CIK 1049234

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 2002 there were 7,698,188 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding, as adjusted for a one for 10 reverse stock split effective as of September 12, 2002.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
American Fire Retardant Corporation
San Diego, California


We have reviewed the accompanying balance sheet of American Fire Retardant Corporation as of June 30, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

HJ  Associates  &  Consultants,  LLP
Salt  Lake  City,  Utah
August  19, 2002
Except  for  Notes  5  and  6  as  to  which  the  date  is
September  12,  2002

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                   June 30,        December 31,
                                                     2002            2001
                                                 -------------  ---------------
                                                  (Unaudited)
CURRENT ASSETS
Cash                                             $     5,270     $        -
Inventory                                             47,347         87,594
Accounts receivable, net                             307,987        419,046
                                                 -------------  ---------------

Total Current Assets                                 360,604        506,640
                                                 -------------  ---------------

PROPERTY AND EQUIPMENT, NET                           80,994        187,942
                                                 -------------  ---------------

OTHER ASSETS
Restricted cash                                      432,024        419,138
Intangible assets, net                                11,340         16,500
Deposits and other assets                             14,349         14,349
                                                 -------------  ---------------

Total Other Assets                                   457,713        449,987
                                                 -------------  ---------------

TOTAL ASSETS                                     $   899,311     $1,144,569
                                                 =============   ==============

                    LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Cash overdraft                                   $          -    $   20,826
Accounts payable                                      343,669       337,146
Accrued expenses                                    1,298,664     1,207,208
Shareholder loans                                     221,520       231,573
Notes payable, current portion                        282,091       286,035
Capital leases, current portion                         5,866         5,866
Line of credit                                      1,878,366     1,822,340
                                                 -------------  ---------------
Total Current Liabilities                           4,030,176     3,910,994
                                                 -------------  ---------------


LONG-TERM LIABILITIES
Notes payable                                         149,112       150,662
Capital leases, long-term portion                      14,210        14,210
                                                 -------------  ---------------

Total Long-Term Liabilities                           163,322       164,872
                                                 -------------  ---------------

Total Liabilities                                   4,193,498     4,075,866
                                                 -------------  ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS? EQUITY (DEFICIT)

Common stock, $0.001 par value; 100,000,000
shares authorized, 7,698,188 and 1,780,688 shares
issued and outstanding, respectively                    7,699        1,781
Additional paid-in capital                          6,690,122    3,668,241
Deferred compensation                              (1,657,805)           -
Accumulated deficit                                (8,334,203)  (6,601,319)
                                                 -------------  ---------------

Total Stockholders Equity (Deficit)                (3,294,187)  (2,931,297)
                                                 -------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY (DEFICIT)                                  $   899,311   $1,144,569
                                                 =============  ==============

The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                          Statements of Operations
                                (Unaudited)



                                   For the Six Months Ended June 30      For the Three Months Ended June 30
                                  ------------------------------------   ---------------------------------
                                       2002               2001                   2002          2001
                                  -----------------   ----------------   ----------------- ---------------
NET SALES                          $   600,126           $ 1,588,285          $   326,405   $   745,093

COST OF SALES                          253,734               841,186              125,837       418,134
                                  -----------------   ----------------   ----------------- ---------------

GROSS MARGIN                           346,392               747,099              200,568       326,959
                                  -----------------   ----------------   ----------------- ---------------

EXPENSES
Selling, general and administrative  1,692,501               760,106            1,222,376       582,577
Payroll expense                         78,210               295,340               41,933       139,951
Travel and entertainment                51,303               108,417               23,069        49,568
Depreciation and amortization
Expense                                 32,634                34,838               15,369        14,919
Bad debt expense                           585                27,869                  585        27,869
                                  -----------------   ----------------   ----------------- ---------------

Total Expenses                       1,855,233             1,226,570            1,303,332       814,884
                                  -----------------   ----------------   ----------------- ---------------

LOSS FROM OPERATIONS                (1,508,841)             (479,471)          (1,102,764)      (487,925)
                                  -----------------   ----------------   ----------------- ---------------

OTHER INCOME (EXPENSES)
Loss on disposal of assets             (30,101)                    -              (30,101)             -
Rental Income                            6,000                     -                4,500              -
Miscellaneous Income                       422                     -                  422              -
Interest expense                      (200,364)             (240,634)             (87,866)      (107,778)
                                  -----------------   ----------------   ----------------- ---------------

Total Other Income (Expenses)         (224,043)             (240,634)            (113,045)      (107,778)
                                  -----------------   ----------------   ----------------- ---------------

LOSS BEFORE INCOME TAXES            (1,732,884)             (720,105)          (1,215,809)      (595,703)

PROVISION FOR INCOME TAXES                   -                     -                    -              -
                                  -----------------   ----------------   ----------------- ---------------

NET LOSS                          $ (1,732,884)       $     (720,105)     $    (1,215,809) $    (595,703)
                                  =================   ================   ================= ===============
BASIC LOSS PER SHARE              $      (0.42)       $        (2.64)     $         (0.22) $       (2.15)
                                  =================   ================   ================= ===============

BASIC WEIGHTED AVERAGE SHARES        4,159,124               273,059            5,548,229        276,580
                                  =================   ================   ================= ===============



The accompanying notes are an integral part of these financial statements.

                            AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Stockholders' Equity (Deficit)



                                   Common Stock         Additional      Deferred     Accumulated
                                                          Paid-in       Compensation  (Deficit)
                                Shares        Amount      Capital
                               ------------  -----------  ------------ ------------- --------------

Balance, December 31, 2001       $1,780,698   $    1,781  $3,668,241    $         -   $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.90
 per share (unaudited)              300,000          300     269,700      (270,000)            -

January 14, 2002 common stock
 issued for services at $0.80
 per share (unaudited)              25,000            25      19,975      (20,000)             -

January 15, 2002 common stock
 issued for services at $0.70
 per share (unaudited)             100,000           100     69,900       (70,000)             -

January 18, 2002 common stock
 issued for services at $0.80
 per share (unaudited)             100,000           100     79,900       (80,000)             -

January 23, 2002 common stock
 issued for services at $0.80
 per share (unaudited)              35,000            35      27,965      (28,000)             -

January 28, 2002 common stock
 issued for services at $0.70
 per share (unaudited)             300,000           300     209,700     (210,000)             -

February 2, 2002 common stock
 issued for services at $0.60
 per share (unaudited)             150,000           150       89,850           -              -

February 20, 2002 common stock
 issued for services at $0.40
 per share (unaudited)             250,000           250       99,750    (100,000)             -

February 27, 2002 common stock
 issued for services at $0.30
 per share (unaudited)             235,000           235       70,265     (70,500)             -

March 19, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)             352,000           352      175,648           -              -

March 22, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)              10,000            10         4,990           -              -
                               ------------  -----------  ------------ ------------- --------------

Balance forward                  3,637,688    $    3,638  $  4,785,894   $(848,500)   $(6,601,319)
                               ------------  -----------  ------------ ------------- --------------


The accompanying notes are an integral part of these financial statements.

                                     Common Stock         Additional      Deferred     Accumulated
                                                            Paid-in       Compensation  (Deficit)
                                  Shares        Amount      Capital
                                 ------------  ----------- ------------ ------------- --------------
Balance forward                   3,637,688    $     3,638  $4,785,894     $(848,500)  $(6,601,319)

April 9, 2002 common stock
 issued for services at $0.40
 per share (unaudited)               35,000             35      12,965             -           -

April 19, 2002 common stock
 issued for services at $0.60
 per share (unaudited)            1,000,000           1000     599,000      (120,000)          -

April 19, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)               51,000             51      25,449             -           -

May 2, 2002 common stock
 issued for services at $0.60
 per share (unaudited)              600,000            600     359,400      (360,000)          -

May 17, 2002 common stock
 issued for services at $0.50
 per share (unaudited)              500,000            500     249,500      (250,000)          -

May 17, 2002 common stock
 issued for services at $0.50
 per share (unaudited)               20,000             20       9,980             -           -

May 24, 2002 common stock
 issued for services at $0.40
 per share (unaudited)               50,000             50      19,950             -           -

May 28, 2002 common stock
 issued for services at $0.40
 per share (unaudited)              800,000            800      319,200     (320,000)          -

June 21, 2002 common stock
 issued for services at $0.30
 per share (unaudited)              200,000            200       59,800             -          -

June 27, 2002 common stock
 issued for services at $0.30
 per share (unaudited)              750,000            750      224,250      (225,000)         -

June 28, 2002 common stock
 issued for services at $0.40
 per share (unaudited)               34,500             35       13,764             -          -

June 28, 2002 common stock
 issued for cash at $0.50
 per share (unaudited)               20,000             20        9,980             -          -
                                 ------------  -----------  ------------ ------------- --------------
Balance forward                   7,698,188      $   7,699   $6,690,122   $(2,123,500)  $(6,601,319)
                                 ------------  -----------  ------------ ------------- --------------


The accompanying notes are an integral part of these financial statements.

                                         Common Stock         Additional      Deferred     Accumulated
                                                               Paid-in       Compensation  (Deficit)
                                     Shares        Amount      Capital
                                  ------------  -----------  --------------- ------------- --------------


Balance forward                    7,698,188      $   7,699      $6,690,122  $(2,123,500)  $(6,601,319)

Amortization of deferred
 compensation (unaudited)                  -             -                -      465,695             -

Net loss for the three months
 ended June 30, 2002 (unaudited)           -             -                -            -    (1,732,884)
                                  ------------  -----------  --------------- ------------- --------------

Balance, June 30, 2002             7,698,188    $    7,699      $ 6,690,122  $(1,657,805)  $(8,334,203)
                                  ============  ===========  =============== ============= ==============






The accompanying notes are an integral part of these financial statements.

                             AMERICAN FIRE RETARDANT CORPORATION
                                 Statements of Cash Flows
                                       (Unaudited)
                                                       For the Six Months Ended
                                                                 June 30
                                                       ------------------------
                                                           2002         2001
                                                       ------------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(1,732,884) $(720,105)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Common stock issued for services                            677,800    342,780
Amortization of deferred compensation                       465,695          -
Depreciation and amortization                                32,634     34,838
Loss on disposal of assets                                   30,101          -

Change in Assets and Liabilities:
(Increase) decrease in accounts receivable                  111,059   (263,984)
(Increase) in deposits                                            -       (800)
(Increase) decrease in inventory                             40,247    (44,736)
Decrease in prepaid expenses and intangibles                    660      5,650
(Increase) in restricted cash                               (12,886)  (108,795)
Decrease in accounts payable                                   6,523    49,892
Increase in accrued expenses                                  91,456    51,837
Decrease in unearned revenue                                       -   (60,810)
                                                       ------------- ----------

Net Cash Used by Operating Activities                       (289,595) (714,233)
                                                       ------------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                           -   (24,250)
                                                       ------------- ----------
Net Cash Used by Investing Activities                              -   (24,250)
                                                       ------------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft                        (20,826)   29,818
Proceeds from notes payable - related                              -    59,140
Payments on notes payable - related                          (10,053)  (14,830)
Proceeds from sale of common stock                           226,500         -
Proceeds from notes payable                                   45,318   257,347
Proceeds from lines of credit                                 56,026   473,024
Payment on notes payable                                      (2,100)  (66,016)
                                                       ------------- ----------

Net Cash Provided by Financing Activities                    294,865   738,483
                                                       ------------- ----------

NET INCREASE IN CASH                                           5,270         -

CASH AT BEGINNING OF PERIOD                                        -         -
                                                       ------------- ----------

CASH AT END OF PERIOD                                  $       5,270 $       -
                                                       ============= ==========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest                                                $    200,364 $ 240,634
Income taxes                                                       - $       -

NON-CASH FINANCING ACTIVITIES

Common stock issued for conversion of accrued salaries  $          - $  80,000
Common stock issued for services                        $    677,800 $ 545,266
Common stock issued for deferred services               $  2,123,500 $       -

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

NOTE 5 -  Contingent Liabilities

Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended June 30, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 6 - Subsequent Event

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

Other  events  or  uncertainties

Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended June 30, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse affect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

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

Settlement of ARFC Louisiana and AFRC Florida Payroll Tax Liabilities
- - The Internal Revenue Service had tentatively accepted two offers-in-compromise for settlements of the federal payroll tax liabilities owed by the Company's former subsidiaries, AFRC Louisiana and AFRC Florida. The Internal Revenue Service has voided those two offers-in-compromise due to the delinquent taxes currently owed by the Company.

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

Item 2. Changes in Securities.

During the first and second quarters of our current fiscal year, we issued a total of 5,908,500 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. Such shares are, or in certain cases will be, registered on Form S-8 for issuance to consultants and employees. Shares issued for services to consultants and employees were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.10 and a high price of $.60 per share. A full description of the dates, quantities and prices of the issuances of shares during the first and second quarter of our current fiscal year is set forth on pages 7 and 8 of this Form 10-QSB, and is incorporated into this Item 2 by reference thereto.

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

The record date for the meeting was April 15, 2002. At that date there were 3,275,688 shares of common stock outstanding of record. 2,068,196 shares of common stock were present at the shareholders' meeting, either in person or by proxy. Each of the shareholder proposals was approved unanimously by the shares entitled to vote at the meeting.

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
