Form 10QSB/A
period 2002-09-30
AMERICAN FIRE RETARDANT CORP
filed 2002-12-12
CIK 1049234

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

              For the transition period _________ to __________

                    Commission File Number: 000-26261

                     AMERICAN FIRE RETARDANT CORP.

             (Exact name of Registrant as specified in its charter)


            NEVADA                                            88-03826245
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

9316 Wheatlands Road, Suite C, Santee, California               92071
 (Address of principal executive offices)                      Zip Code)

                                 (619) 258-3640
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 2002 there were 28,331,488 shares of the registrant's Common Stock, $0.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

This Form 10-QSB has 26 pages; the Exhibit Index is located at page 22.

                                INDEX TO FORM 10-QSB
                                  September 30, 2002

PART I. Financial Information                                           Page No.

Item 1 Financial Statements

Condensed Balance Sheets as of September 30, 2002 (unaudited) and as of
December 31, 2001                                                              4

Condensed Statements of Operations (unaudited) for the nine months and
three months ended September 30, 2002 and 2001                                 6

Condensed Statements of Stockholders' Equity for the period ended
September 30, 2002(unaudited)                                                  7

Condensed Statements of Cash Flows (unaudited) for the nine months
ended September 30, 2002 and 2001                                             10

Notes to Financial Statements                                                 12

Item 2 Management's Discussion and Analysis of Financial
Condition or Plan of Operation                                                14

PART II. Other Information

Item 1. Legal Proceedings                                                     20
Item 2. Changes in Securities                                                 21
Item 3. Defaults Upon Senior Securities                                       21
Item 4. Submission of Matters to a Vote of Security Holders                   21
Item 5. Other Information                                                     21
Item 6. Exhibits and Reports on Form 8-K                                      22

Signatures                                                                    26

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

Set forth below are the balance sheets as of September 30, 2002 (unaudited) and December 31, 2001, and the results of operations for the three months and nine months ended September 30, 2002 and 2001(unaudited) and cash flows for the nine months ended September 30, 2002 and 2001. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets


                                     ASSETS

                                           September 30,            December 31,
                                               2002                     2001
                                           ------------             ------------
                                          (Unaudited)
CURRENT ASSETS

   Cash ....................               $   12,695               $     --
   Inventory ...............                   35,421                   87,594
   Accounts receivable, net                   129,462                  419,046
                                           ----------               ----------

     Total Current Assets ..                  177,578                  506,640
                                           ----------               ----------

PROPERTY AND EQUIPMENT, NET                    67,214                  187,942
                                           ----------               ----------

OTHER ASSETS

   Restricted cash .........                  432,024                  419,138
   Intangible assets, net ..                    9,090                   16,500
   Deposits and other assets                   14,349                   14,349
                                           ----------               ----------

     Total Other Assets ....                  455,463                  449,987
                                           ----------               ----------

     TOTAL ASSETS ..........               $  700,255               $1,144,569
                                           ==========               ==========






















                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             September 30,     December 31,
                                                                 2002              2001
                                                             ------------      -----------
                                                             (Unaudited)
CURRENT LIABILITIES

   Cash overdraft ....................................     $       --        $     20,826
   Accounts payable ..................................          368,808           337,146
   Accrued expenses ..................................        1,077,947         1,207,208
   Shareholder loans .................................          221,520           231,573
   Notes payable, current portion ....................          317,934           286,035
   Capital leases, current portion ...................           16,076             5,866
   Line of credit ....................................        1,878,366         1,822,340
                                                           ------------      ------------

     Total Current Liabilities .......................        3,880,651         3,910,994
                                                           ------------      ------------

LONG-TERM LIABILITIES

   Notes payable .....................................          108,783           150,662
   Capital leases, long-term portion .................             --              14,210
                                                           ------------      ------------

     Total Long-Term Liabilities .....................          108,783           164,872
                                                           ------------      ------------

     Total Liabilities ...............................        3,989,434         4,075,866
                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 100,000,000
    shares authorized, 28,331,488 and 1,780,688 shares
    issued and outstanding, respectively .............           28,331             1,781
   Additional paid-in capital ........................        7,436,550         3,668,241
   Deferred compensation .............................         (578,133)             --
   Accumulated deficit ...............................      (10,175,927)       (6,601,319)
                                                           ------------      ------------

     Total Stockholders' Equity (Deficit) ............       (3,289,179)       (2,931,297)
                                                           ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) ...............................     $    700,255      $  1,144,569
                                                           ============      ============







                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                           For the                                  For the
                                                       Nine Months Ended                       Three Months Ended
                                                         September 30,                             September 30,
                                               --------------------------------       ------------------------------------
                                                     2002                2001                 2002               2001
                                               --------------     -------------       ----------------       -------------

NET SALES ...........................        $    733,924         $  1,817,095         $    133,798         $    228,810

COST OF SALES .......................             322,510            1,109,689               68,776              268,503
                                             ------------         ------------         ------------         ------------

GROSS MARGIN ........................             411,414              707,406               65,022              (39,693)
                                             ------------         ------------         ------------         ------------

EXPENSES

Selling, general and administrative .           3,407,715            1,350,619            1,648,740              590,513
Payroll expense .....................             122,230              451,366               44,020              156,026
Travel and entertainment ............              55,428              120,463                4,125               12,046
Depreciation and amortization expense              49,324               57,056               16,690               22,218
Bad debt expense ....................             126,000               27,869              125,415                 --
                                             ------------         ------------         ------------         ------------

Total Expenses ......................           3,760,697            2,007,373            1,838,990              780,803
                                             ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS ................          (3,349,283)          (1,299,967)          (1,773,968)            (820,496)
                                             ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSES)

Loss on disposal of assets ..........             (30,101)                --                   --                   --
Rental Income .......................               6,000                 --                   --                   --
Miscellaneous Income ................                 437                 --                     15                 --
Interest expense ....................            (201,661)            (371,462)             (67,770)            (130,828)
                                             ------------         ------------         ------------         ------------

Total Other Income (Expenses) .......            (225,325)            (371,462)             (67,755)            (130,828)
                                             ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES ............          (3,574,608)          (1,671,429)          (1,841,723)            (951,324)

PROVISION FOR INCOME TAXES ..........                --                   --                   --                   --
                                             ------------         ------------         ------------         ------------

NET LOSS ............................        $ (3,574,608)        $ (1,671,429)        $ (1,841,723)        $   (951,324)
                                             ============         ============         ============         ============

BASIC LOSS PER SHARE ................        $      (0.58)        $      (5.34)        $      (0.18)        $      (2.46)
                                             ============         ============         ============         ============

BASIC WEIGHTED AVERAGE SHARES .......           6,161,596              312,758           10,101,242              386,964
                                             ============         ============         ============         ============






                   The accompanying notes are an integral part
                         of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                                Common Stock
                                       -------------------------------       Paid-In          Deferred         Accumulated
                                         Shares              Amount          Capital        Compensation        (Deficit)
                                       ---------------  --------------  ----------------  ----------------  --------------

Balance, December 31, 2001 ...         1,780,688       $     1,781       $ 3,668,241       $      --          $(6,601,319)

January 8, 2002 common stock
 issued for services at $0.90
 per share (unaudited) .......           300,000               300           269,700          (180,000)              --

January 14, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......            25,000                25            19,975           (20,000)              --

January 15, 2002 common stock
 issued for services at $0.70
 per share (unaudited) .......           100,000               100            69,900           (70,000)              --

January 18, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......           100,000               100            79,900              --                 --

January 23, 2002 common stock
 issued for services at $0.80
 per share (unaudited) .......            35,000                35            27,965           (28,000)              --

January 28, 2002 common stock
 issued for services at $0.70
 per share (unaudited) .......           300,000               300           209,700          (210,000)              --

February 2, 2002 common stock
 issued for services at $0.60
 per share (unaudited) .......           150,000               150            89,850              --                 --

February 20, 2002 common stock
 issued for services at $0.40
 per share (unaudited) .......           250,000               250            99,750          (100,000)              --

February 27, 2002 common stock
 issued for services at $0.30
 per share (unaudited) .......           235,000               235            70,265           (70,500)              --

March 19, 2002 common stock
 issued for cash at $0.50
 per share (unaudited) .......           352,000               352           175,648              --                 --

March 22, 2002 common stock
 issued for cash at $0.50
 per share (unaudited) .......            10,000                10             4,990              --                 --
                                     -----------       -----------       -----------       -----------        -----------

Balance forward ..............         3,637,688       $     3,638       $ 4,785,884       $  (678,500)       $(6,601,319)
                                     -----------       -----------       -----------       -----------        -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                     Common Stock
                                           -------------------------------       Paid-In          Deferred        Accumulated
                                                Shares         Amount            Capital         Compensation      (Deficit)
                                           ---------------  --------------  ----------------  ----------------  --------------

Balance Forward ...................         3,637,688       $     3,638       $ 4,785,884       $  (678,500)       $(6,601,319)

April 9, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            35,000                35            13,965              --                 --

April 19, 2002, common stock issued
 for services at $0.60 per share
 (unaudited) ......................           100,000               100            59,900              --                 --

April 19, 2002, common stock issued
 for cash at $0.50 per share
 (unaudited) ......................            51,000                51            25,449              --                 --

May 2, 2002, common stock issued
 for services at $0.60 per share
 (unaudited) ......................           600,000               600           359,400          (360,000)              --

May 17, 2002, common stock issued
 for services at $0.50 per share
 (unaudited) ......................           500,000               500           249,500          (250,000)              --

May 17, 2002, common stock issued
 for services at $0.50 per share
 (unaudited) ......................            20,000                20             9,950              --                 --

May 24, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            50,000                50            19,950              --                 --

May 28, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................           800,000               800           319,200          (320,000)              --

June 21, 2002, common stock issued
 for services at $0.30 per share
 (unaudited) ......................           200,000               200            59,800              --                 --

June 27, 2002, common stock issued
 for services at $0.30 per share
 (unaudited) ......................           750,000               750           224,250          (225,000)              --

June 28, 2002, common stock issued
 for services at $0.40 per share
 (unaudited) ......................            34,500                34            13,765              --                 --

June 28, 2002, common stock issued
 for cash at $0.50 per share
 (unaudited) ......................            20,000                20             9,980              --                 --
                                            ---------       -----------       -----------       -----------        -----------

Balance Forward ...................         6,798,188       $     6,798       $ 6,151,023       $(1,833,500)       $(6,601,319)
                                            ---------       -----------       -----------       -----------        -----------

                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
            Statements of Stockholders' Equity (Deficit) (Continued)


                                                     Common Stock
                                           -------------------------------         Paid-In             Deferred          Accumulated
                                                Shares            Amount           Capital           Compensation         (Deficit)
                                           ---------------  --------------    ----------------    ----------------    --------------

Balance Forward ........................     6,798,188       $      6,798       $  6,151,023       $ (1,833,500)       $ (6,601,319)

July 8, 2002, common stock issued for
 services at $0.30 (unaudited) .........       450,000                450            134,550               --                  --

July 11, 2002, common stock issued for
 services at $0.30 (unaudited) .........       750,000                750            224,250               --                  --

July 22, 2002, common stock issued for
 services at $0.20 (unaudited) .........        83,300                 83             16,577               --                  --

July 31, 2002, common stock issued for
 services at $0.20 (unaudited) .........       500,000                500             99,500               --                  --

August 1, 2002, common stock issued for
 services at $0.20 (unaudited) .........       550,000                550            109,450           (110,000)               --

August 5, 2002, common stock issued for
 services at $0.20 (unaudited) .........       250,000                250             49,750               --                  --

August 15, 2002, common stock issued for
 services at $0.10 (unaudited) .........       400,000                400             39,600            (40,000)               --

August 15, 2002, common stock issued for
 services at $0.10 (unaudited) .........       200,000                200             19,800               --                  --

September 23, 2002, common stock issued
 for services at $0.035 (unaudited) ....     1,500,000              1,500             51,000               --                  --

September 25, 2002, common stock issued
 for services at $0.028 (unaudited) ....     2,500,000              2,500             67,500            (70,000)               --

September 27, 2002, common stock issued
 for debt at $0.034 (unaudited) ........    11,200,000             11,200            369,600               --                  --

September 27, 2002, common stock issued
 for services at $0.034 (unaudited) ....     2,500,000              2,500             82,500               --                  --

September 27, 2002, common stock issued
 for services at $0.034 (unaudited) ....       650,000                650             21,450            (22,100)               --

Amortization of deferred compensation
 (unaudited) ...........................          --                 --                 --            1,497,467                --

Net loss for the nine months ended
 September 30, 2002 (unaudited) ........          --                 --                 --                 --            (3,574,608)
                                          ------------       ------------       ------------       ------------        ------------

Balance, September 30, 2002 ............    28,331,488       $     28,331       $  7,436,550       $   (578,133)       $(10,175,926)
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

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                              For the Nine Months Ended
                                                                    SEPTEMBER 30,
                                                           ----------------------------------
                                                               2002                   2001
                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss .....................................          $(3,574,608)          $(1,671,429)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Common stock issued for services ...........            1,111,960               653,879
     Amortization of deferred compensation ......            1,497,467                  --
     Depreciation and amortization ..............               49,324                57,056
     Loss on disposal of assets .................               30,101                  --

   Change in Assets and Liabilities:
     (Increase) decrease in accounts receivable .              289,584                57,079
     (Increase) in deposits .....................                 --                    (800)
     (Increase) decrease in inventory ...........               52,173               (40,146)
     Decrease in prepaid expenses and intangibles                 --                   2,000
     (Increase) in restricted cash ..............              (12,886)             (100,518)
     Decrease in accounts payable ...............               31,662               347,441
     Increase in accrued expenses ...............              251,539               216,643
     Decrease in unearned revenue ...............                 --                 (18,223)
                                                           -----------           -----------

       Net Cash Used by Operating Activities ....             (273,684)             (497,018)
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets .....................                 --                 (24,250)
                                                           -----------           -----------

       Net Cash Used by Investing Activities ....                 --                 (24,250)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft ........              (20,826)              (17,441)
   Proceeds from notes payable - related ........                 --                  62,577
   Payments on notes payable - related ..........              (10,053)              (38,038)
   Proceeds from sale of common stock ...........              226,500                  --
   Proceeds from notes payable ..................               36,832               305,910
   Proceeds from lines of credit ................               56,026               437,037
   Payment on notes payable .....................               (2,100)             (226,574)
                                                           -----------           -----------

       Net Cash Provided by Financing Activities               286,379               523,471
                                                           -----------           -----------

NET INCREASE IN CASH ............................               12,695                 2,203

CASH AT BEGINNING OF PERIOD .....................                 --                    --
                                                           -----------           -----------

CASH AT END OF PERIOD ...........................          $    12,695           $     2,203
                                                           ===========           ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                           SEPTEMBER 30,
                                                                   ------------------------------
                                                                       2002                2001
                                                                   ----------          ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest .............................................          $  201,661          $  321,076
   Income taxes .........................................          $     --            $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for conversion of accrued salaries          $  309,800          $     --
   Common stock issued for services .....................          $1,111,960          $  653,881
   Common stock issued for deferred compensation ........          $2,075,600          $     --































                 The accompanying notes are an integral part of
                          these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $10,175,927 which, as well as current liabilities in excess of current assets of $3,703,073, raise substantial doubt about its ability to continue as a going concern.

          Management is presently pursuing plans to increase sales volume, reduce administrative costs, and improve cash flows as well as obtain additional financing through stock offerings. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain.

NOTE 3 - STOCK ISSUED FOR SERVICES

          During the nine months ended September 30, 2002 the Company has issued 26,550,800 shares of its common stock. The majority of these shares were issued for services to the Company.

          Some of the shares were issued for services that are to be performed in the future. The issuance of these shares for future services resulted in a total of $2,075,600 in deferred compensation based on the fair market value of the shares on the date of authorization. Through the nine month period ended September 30, 2002, a total of $1,497,467 had been recognized as compensation expense based on the service arrangements.

NOTE 4 - FORECLOSURE ON LAND AND BUILDING

          In May 2002 one of the Company's creditors foreclosed on their note to the Company. The note was secured by land and a building. The Company has recorded a loss on the disposal of this property of $30,101. Since the fair value of the property exceeded the amount of the note to the creditor, the Company believes there will be no further recourse against the Company in this matter.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 5 - CONTINGENT LIABILITIES

          Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2001 and the period ended September 30, 2002, were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 6 - REVERSE SPLIT

          In September 2002 the Company reverse split its common stock on a 1 for 10 basis. All references to common stock and per share data have been retroactively restated to show the effect of the reverse split.

NOTE 7 - SUBSEQUENT EVENT-PREFERRED STOCK

          On October 3, 2002, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.001. The preferred shares are to be issued as approved by the board of directors in one or more series. Each series shall have its terms, preferences and other special rights, stated in the resolution to issue such shares.

          On October 8, 2002, a Certificate of Determination was executed relating to rights and preferences associated with 2,500,000 shares of Series A convertible preferred stock. These Series A shares are senior to the Company's common shares, they have the same voting rights as the common shares on a 10 to 1 basis, and are convertible, at the option of the holder, into ten shares of common stock.

          On October 9, 2002, the board of directors authorized the issuance of 2,500,000 shares of the newly designated Series A convertible preferred stock to the Company's president in satisfaction of $50,000 in accrued salary.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements

Certain statements contained in this report that are not historical fact are "forward-looking statements " as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends that we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The notes accompanying the financial statements are an integral part of our financial statements for December 31, 2001 and September 30, 2002

Changes in Financial Condition

The balance of current assets at December 31, 2001 was $506,640 compared to a balance of $177,578 at September 30, 2002. The balance of current liabilities was $3,910,994 and $3,880,651, respectively, for the same periods. The resulting current ratio at December 31, 2001 was .14 to 1. The current ratio at September 30, 2002 was .05 to 1. The current ratio indicates that the Company's ability to pay its obligations has decreased over the course of the third quarter of 2002.

The decrease of current assets at September 30, 2002 from December 31, 2001 is the result of a net decrease in accounts receivable and reduction of inventory.

The other material component of current assets is accounts receivable. The balance of accounts receivable at September 30, 2002 was $129,462, a decrease of $289,584. The receivables decreased due to better collection efforts by the Company and an increase in allowance for doubtful accounts.

The balance of current liabilities at December 31, 2001 was $3,910,994 compared to a balance of $3,880,651 at September 30, 2002. The decrease in current liabilities of $30,343 is mainly due to the Company paying its bills as they are incurred and paying down on what they owe. The line of credit extended to the Company increased by $56,026, or 3.07% from December 31, 2001 to the end of the third quarter 2002 due to an accrual for interest. The Company used cash of $273,684 in its operations as it continues to focus itself as a market leader in the fire retardant industry. $502,365 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company has negotiated an installment plan with the IRS and is current on its payroll tax obligations for the year 2002.

At September 30, 2002 the Company needed approximately $2,500,000 in working capital to bring itself out of its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.



Results of Operations

For the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

The Company's net sales decreased by $95,798 through September 30, 2002 compared to the same period in 2001. This is a decrease of 41.5% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 48.6% of sales compared to (17.3%) for the same period in 2001. This decrease was due to using inventory on hand for current jobs and only buying what was necessary for those current jobs. The Company's selling, general and administrative expenses increased by $1,058,227 or 179.2% for the period ended September 30, 2002 over the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $112,006 for the three-month period or 254.4%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

The Company's net sales decreased by $1,083,171 through September 30, 2002 compared to the same period in 2001. This is a decrease of 147.6% and is mainly due to the Company working one large job and the elimination of small fabric treatment jobs. The gross margin for the period in 2002 was 56.1% of sales compared to 38.9% for the same period in 2001. This increase was due to underestimating material required for the one large job.

The Company's selling, general and administrative expenses increased by $2,057,096 through September 30, 2002 compared to the same period in 2001, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $329,136 for the year-to-date period or 72.9%, as compared with the same period in 2001. This decrease reflects a tightening by management on its payroll.

Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

Item 3.   Controls and Procedures.
- ----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

     American Fire Retardant Corp's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 19, 2002, and they have concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 19, 2002.


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

Substantial Doubt that the Company Can Continue as a Going Concern.

The Company expects to continue to incur significant capital expenses in pursuing its plans to increase sales volume, expanding its product line and obtaining additional financing through stock offerings or other feasible financing alternatives. In order for the Company to continue its operations at its existing levels, the Company will require $1,000,000 of additional funds over the next twelve months. While the Company can generate funds necessary to maintain its operations, without these additional funds there will be a reduction in the number of new projects that the Company could take on, which may have an effect on the Company's ability to maintain its operations.

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

Patents and Proprietary Rights.

The Company relies on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect its proprietary rights in its products and its components. The Company has patented the technology that is incorporated into its products and believes that, since it is a technology patent, competitors will have a more difficult time developing products functionally similar to the Company's. To further protect its products, the Company will apply for additional patents for its inventions and non-commercial available components designed and developed by the Company.

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

As stated under the Delinquent Payroll Taxes section, the Company has retained the services of J. W. Roysten, E.A. to represent it before IRS in these matters. He has successfully negotiated an installment plan for the Company that will cover the liabilities for AFRC Louisiana, AFRC Florida, and AFRC Nevada. The installment plan requires that AFRC make monthly payments of $14,000.00 and stay current on tax deposits and filings. The Company is keeping current with all present payroll tax obligations.

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

Item 2. Changes in Securities.

During the first and second and third quarters of our current fiscal year, we issued a total of 26,550,800 shares of our common stock, par value $.001 per share, primarily in exchange for services rendered to the Company. Such shares are, registered on Form S-8 for issuance to consultants and employees. Shares issued for services to consultants and employees were valued at the bid price of our common stock as quoted on the Electronic Bulletin Board maintained by the NASD on the date of issuance, at a low price of $.006 and a high price of $.06 per share. A full description of the dates, quantities and prices of the issuances of shares during the first, second and third quarter of our current fiscal year is set forth on pages 7, 8 and 9 of this Form 10-QSB, and is incorporated into this Item 2 by reference thereto.

Item 3. Defaults Upon Senior Securities.

Not required.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2002, the Company conducted an annual meeting of its shareholders pursuant to the solicitation of proxies and notice duly given for such meeting. During the annual meeting, three directors nominated and recommended for election were elected according to the provisions of the Company's by-laws. Directors elected at the meeting included Angela M. Raidl, Stephen F. Owens and Raoul L. Carroll, all of whom were elected for a term of one year and until their successors are elected and qualified as directors

Additional matters were voted upon at the meeting in addition to the election of directors. Management recommended the approval of an amendment to Article V of the Certificate of Incorporation to implement a one-for-ten reverse stock split and an amendment to Article V of the Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $.001 per share. Management also recommended the appointment of the Company's auditors for the fiscal year ended December 31, 2001. The stock split was authorized by the board of directors and executed as of September 1, 2002. On October 9, 2002, the board of directors issued 2,500,00 shares of Series A Preferred Stock of American Fire Retardant Corp to its President, Stephen F. Owens for accrued compensation.

The record date for the meeting was April 15, 2002. At that date there were 32,756,877 shares of common stock outstanding of record. 20,681,963 shares of common stock were present at the shareholders' meeting, either in person or by proxy. Each of the shareholder proposals was approved unanimously by the shares entitled to vote at the meeting.

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

                                          AMERICAN FIRE RETARDANT CORP.
                                          A Nevada Corporation



Date: December 12, 2002.                  /s/ Raoul L. Carroll
                                          By: Raoul L. Carroll
                                          Chief Executive Officer,
                                          Director




Date: December 12, 2002.                  /s/ Stephen F. Owens
                                          By: Stephen F. Owens
                                          Its: President,
                                          Chief Financial Officer and
                                          Director




Date: December 12, 2002.                  /s/ Angela M. Raidl
                                          By: Angela M. Raidl
                                          Its: Vice President,
                                          Secretary and Director