Form 10KSB
period 2002-12-31
AMERICAN FIRE RETARDANT CORP
filed 2003-04-18
CIK 1049234

4                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

                        000-26913(Commission File Number)


                          AMERICAN FIRE RETARDANT CORP.


               (Exact name of issuer as specified in its charter



         Nevada                                       88-0386245
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     9316 Wheatlands Road, Suite C, Santee, California   92071
         (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (619) 258-3640


       Securities Registration pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value

Check whether the issuer: (1) filed all reports required to be filed by Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended December 31, 2002 were $1,033,038.

As of February 28, 2003,there were 167,231,579 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant on February 28, 2003 was $413,811.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one) : Yes [  ]  No [X]

                              CAUTIONARY STATEMENT

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Fire Retardant Corp., (hereby referred to as The Company), and its management's assumptions. Words such as anticipates, expects, intends, plans, believes, seeks, estimates, and any variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under Risk Factors set forth on pages through as well as those noted in the documents incorporated herein by reference. Unless required by law, The Company, undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I


Item 1. Description of Business

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

Key Products and Services
_________________________

The Company offers a wide range of products and services. The Company is actively engaged in the following operations, which are divided into three areas of sales income:

(1) Manufacturer of Fire Retardant Chemicals and Coatings. The Company has several proprietary formulations. Raw materials are ordered from several supply sources such as P. F. Goodrich, Van Waters & Rogers, and Rhodia. With precise mixing instructions these formulations are made into fire retardant chemicals for resale and in-house use for fire retarding fabrics and other products.

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

(4) 3-in-1 Hero. The Company is introducing its FyberixTM2000-V as "3-in-1 Hero" to the retail consumer market. 3-in-1 Hero is a product for upholstery, draperies, carpets, and similar fabrics to make them fire retarded, inhibit microorganisms such as dust mites and it also prevents the treated fabric from being faded by UV rays from the Sun. There was limited introduction of the product 2002, the results were encouraging and the Company has spent a considerable amount of effort and expense to bring it to the market in 2003. 60-second and 90-second commercials are scheduled for nationwide release on television in the second quarter of 2003.


Manufacturer of Fire Retardant Chemicals and Coatings
_____________________________________________________

The Company's chemical sales have not proceeded as fast as they could because the Company's attention has been directed to handling the rapid increase in fire stop and fire film sales. The core of the Company has always been the chemical area of operations with the focus on manufacturing marketing and distribution of the Company's current product lines. Chemicals consist of two different classes:

(1) Company owned: Where the Company is the owner of several formulations (both proprietary and patented) that the company manufactures and markets;

(2) Non-exclusive marketed products: Where the Company has agreements to market several fire retardant products that are owned by other entities, on a non-exclusive basis.

Proprietary Products
____________________

FyberixTM2000V is a non-durable fire retardant compound designed for use on textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries (i.e. cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. U.S. Patent #5.631.047.

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

Textile Processing Center for Fire Resistive Fabrics
____________________________________________________

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

Currently, the only areas within the United States that require residential as well as commercial upholstered furniture to be fire treated and to meet fire testing is the State of California, the City of Poston and the City of New York. Outside of the United States, the United Kingdom has been the only producer of fire resistant upholstery for the last 10 years. The testimony from the advisors of the United Kingdom was the Consumer Product Safety Commissions s (CPSC's) strongest source of information. The CPSC staff concluded that a national upholstered furniture flammability standard is feasible, cost effective and that no evidence exists of any possible hazards to humans from fire retardant chemicals that would be used to meet the standard.

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

(1) Textiles processing for fire resistive fabric treatments are in bulk rolled goods (by the yard) . Applications are designed for interior designers, hotels and purchasing agents, restaurants, hospitals, schools, business, etc.

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

(4) Marketing, distribution and sale of the Company's trademark 3-in-1 Hero fire resistive product for home and business use in spray bottle and other easy to use home and business applications. The Company anticipates that the sale and distribution of this product will begin in the second quarter of 2003.

Firestop and Firefilm Installation
__________________________________
Firestop
________

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

Firefilm
________

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

The Market
__________

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

Distribution Methods of Products or Services
____________________________________________

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

The Company is introducing its patented FyberixTM2000-V to the consumer market. It has had created an infomercial and 60-second and 90-second advertising commercials as a method to introduce FyberixTM2000-V to the public. These ads are designed to establish a brand name for the new product, named "3-in-1 Hero" and are schedule to start airing in the second quarter of 2003.

The Company is also establishing licensing agreements and/or franchising agreements with different companies, such as carpet cleaning companies, that will promote the marketing and distribution of "3-in-1 Hero" product; and will establish a retail market through national retail chains.

Status of Any Publicly Announced New Product or Service
_______________________________________________________

The Company has announced the release of its patented FyberixTM2000-V fabric treatment for consumer use. This is a product that the Company has been using commercially for more than five years with fabric being sent to its warehouse for treatment and then being shipped to the customer. These customers include many large, national hotel chains, casinos, and many other smaller customers. This product has three purposes: 1) Fire retard the fabric so it cannot combust when flame is introduced to it; 2) Kill dust mites and other microorganisms and their eggs; and 3) Protect the treated fabric from harmful UV rays which will prevent fading of the fabric from sunlight.

With the anticipated retail sales of "3-in-1 Hero" generated through our infomercial, 60-second and 90-second spots, and potential contracts with carpet cleaning companies, the Company anticipates sales of this product will increase and will reflect positively in our third and fourth quarter of the current year.


Competitive Business Conditions
_______________________________

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

Raw Materials and Principal Suppliers
_____________________________________

The Company does not utilize any specialized raw materials, meaning all materials used by the Company are readily available. The Company is not aware of any problem that exists at the present time or that is anticipated to occur within the near future that will materially affect the source and  availability  of the raw  materials  required  by the  Company.  The
Company currently purchases raw materials from Van Waters and Rogers, Morre-tech, Rhodia, Noveon (formerly B.F. Goodrich) and Atlas Chemical.

Dependence on One or A Few Major Customers
__________________________________________

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements
__________________________________________________________________________
or Labor Contracts
__________________

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

Subject Matter of Issued Patent
_______________________________

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

United States Patents
____________________

The Company has had one U.S. patent granted on its chemical products and has one additional patent application pending:

Fyberix TM2000V U.S. Patent #5.631.047 Fyberix TM 2000 Patent Pending #08.089793

Copyrights / Trademarks
_______________________

The Company has a copyright on the Fire Retardant Applicator's Manual, certificate of registration number TX 3-878-798. The Company also has two trademarks,

Firextra TM registration #1,812,119 Fyberix TM registration # 1,815,602

License and Royalty Agreements

On June 24, 1997, American Fire Retardant Corporation, entered into a royalty agreement with Norman 0. Houser, wherein American Fire will utilize Mr. Houser' s vermicide compound for the Company's patented 2000V formulation. The agreement grants Mr. Houser the sum of $0.75 per gallon on the sale of the Company's Fyberix TM 2000V. These royalties are to begin at the time of agreement. Cancellation of this royalty agreement would occur if the Company no longer used Mr. Houser's compound in the formulation.

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

Need for Government Approval
___________________________


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


Effect of Existing or Probable Governmental Regulations
_______________________________________________________

The Company is governed by the California Health and Safety Code under which the State of California established flammability standards that must be met by any and all companies providing flameproofing services to the public in the State of California. In order to comply with California's law for the application of flame-retardants, each applicator must be certified by the state. The Company is mandated by the State of California to meet the following flammability standards upon the completion of treating drapes, hangings, curtains, drops, tents, upholstery furniture fabrics or its components and other decorative material for use in the State of California. All materials treated by the Company require a Certificate of Flameproofing to be issued to the customer.

Cal Title 19 - Dictates the vertical flame test for drapes, hangings, curtains, drops, all other decorative material, Christmas trees, tents, awnings, and fabric enclosures.

Cal. TB-116 - is the standard of fire test for cigarette ignition resistance of components of furniture.

Cal. TB-117 - is the standard of fire test for cigarette ignition resistance of upholstered furniture assemblies.

Cal. TB-133 - is the standard of fire test for seating furniture in public buildings.

While management is unaware of any new regulations being contemplated by the subject agencies, it remains possible that these agencies could institute new guidelines, affecting all the companies in this field.

The Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the present business of the Company.

Research and Development Activities
___________________________________

Although no research and development costs have been incurred by the Company in the last two fiscal years, there has been some expense associated with the production of the new aerosol can of Fyberix TM 2000-V, such as travel and due diligence expenses in relation to the third-party vendor that we have retained to provide spray bottles for marketing and distributing the Fyberix TM 2000-V product.

Compliance with Environmental Laws (Federal, State and Local)
____________________________________________________________

At the present time, the Company does not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

Total Employees and Full Time Employees
_______________________________________

As of December 31, 2002 the Company employed five full-time employees. One of the Company's employees, our President, is employed in an administrative position. One employee is employed as the sales and technical manager for the fireproofing and firestop division of the Company and is a field supervisor. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager and warehouse supervisor. The other employee is a field supervisor. The Company performs all activities at its manufacturing and office location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services used are for legal and certified accounting. The Company also uses job finders for part time work in the construction area. None of these employees are covered under a collective bargaining agreement.

Risk Factors
____________

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

Future Capital Requirements; Uncertainty of Future Funding
__________________________________________________________

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

Substantial Doubt that the Company Can Continue as a Going Concern
__________________________________________________________________

Management is continuing to pursue additional financing through borrowing and issuing shares to pay for expenses. In addition, the Company plans to increase sales volume with the introduction of its new retail products, 3-in-1 Hero(TM) and TreeSafe(TM).

The Company's independent auditors have expressed in their report our ability to continue as a going concern opinion with a related discussion in the notes to the financial statements. This is a result of the Company having incurred significant and recurring losses and having a large working capital deficit that raise substantial doubt about the Company's ability to continue as a going concern. Until such time as the Company does recieve additional debt or equity financing and establishes profitable operations, there is a risk that the Company may not be able to continue its operations.

Patents and Proprietary Rights
______________________________

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

Prosecuting Intellectual Property Infringement Claims Could Be Expensive and
____________________________________________________________________________
Could Disrupt Business
______________________

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


Dependence on Key Employees
___________________________

Historically, the Company has been heavily dependent on the ability of Stephen
F. Owens and Bruce H. Raidl to contribute essential technical and management experience. The Company made arrangements to bring in new, experienced management, by bringing in Raoul L. Carroll, who now serves as chief executive officer of the Company. The addition of Mr. Carroll as chief executive officer has permitted Mr. Owens to focus more heavily on the day in and day out operations of the Company, including its sales and marketing efforts. In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Owens, could have a significant adverse effect on the operations and prospects of the Company. There can be no assurances that it will be able to employ qualified persons on acceptable terms to replace officers that become unavailable.

Need for Additional Specialized Personnel
_________________________________________

Although the management of the Company is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist the Company in its expansion of its national operations will be necessary. There can be no assurances that the Company will be able to locate and hire such specialized personnel on acceptable terms.

Competition
___________

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

Ability to Maintain Adequate Inventory Levels
_____________________________________________

The size of the fire retardant and fire protection markets and the need to maintain adequate inventories regarding such products could force the Company into implementing additional manufacturing and warehousing programs. There can be no assurances that the Company will have the necessary capital resources or manpower to implement such manufacturing and warehousing programs.

Dependence on Ability to Market Products and Services
_____________________________________________________

Due to the Company's limited resources, the sales and marketing of its products has been limited to date. The success of the Company is dependent upon its ability to market and sell the products and services of the Company with such limited resources.

Risk That The Company's Common Stock Is Deemed A "Penny Stock" And May Result In
________________________________________________________________________________
Additional Information Required From An Investor As To The Suitability Of An
____________________________________________________________________________
Investment In A Penny Stock
___________________________

The Company's common stock may be deemed to be penny stock as that term is defined in Reg. Section 240.3a51-l of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than US$2,000,000 (if the issuer has been in continuous operation for at least three years) or US$5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than US$6,000,000 for the last three years.

Section 15(g) of the 1934 Act and Reg. Section 240.15g-9 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock.

Moreover, Req. Section 240.15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

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

Item 2. Description of Property

California Office
_________________

The Company's main office facility is located at 9316 Wheatlands Road, Suite C, Santee, California 92071, which serves as its corporate headquarters and is situated in a leased 6400 square feet office/warehouse building. The Company leases this space from M. House Family Limited Partnership, who is not affiliated in any way with the Company and the terms of the lease were negotiated at arms-length. This office space is leased through October 31, 2005. The Company anticipates renewing this lease but it is possible the Company may opt to purchase the facility, as the lease agreement contains an option to purchase at the end of the term of the lease. This facility is suitable for the Company's present and future uses.


Item 3. Legal Proceedings

Friloux v. AFRC - The Company is a party defendant in the matter of Friloux v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 D. In this matter Mr. Friloux filed a Petition seeking a pre-trial judgment alleging (1) that the Company is indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that the Company is in breach of said promissory note; (2) that the Company is in breach of an employment contract with Mr. Friloux and is obligated to pay Mr. Friloux back wages; (3) that the Company is indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that the Company is indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to the Company. The Company filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. The Company denies the allegations and intends to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and the Company are attempting to resolve this matter amicably in order to avoid further costs to either party. A default judgment was obtained by Mr. Friloux against the Company in the amount of $100,000 plus accrued interest, but the Company continues to pursue its legal remedies to reduce the amount of this default judgment.

Delinquent Payroll Taxes - The Company owes the Internal Revenue Service $607,228.42 including interest for prior delinquent payroll taxes. These payroll taxes became delinquent starting in the 3rd quarter of 1997 and going through the 3rd quarter of 2001.

The Company has retained the tax counsel of J. W. Roysten, E.A. in Lafayette, Louisiana to represent the Company before the Internal Revenue Service and he has negotiated an installment payment plan which was executed by the Company on May 8, 2002. The Company is keeping current with all present payroll and other tax obligations.

Payroll Tax Still Owing - The Company still owes the IRS the following amounts for the periods listed. All amounts include interest and penalty: $13,481.17, for the 3rd quarter 1997;

$37,192.63,  for the 4th quarter  1997;  $85,731.77,  for the 1st quarter  1998;
$48,037.58,  for the 2nd quarter  1998;  $54,659.32,  for the 3rd quarter  1998;
$21,627.34,  for the 4th quarter  1998;  $62,275.62,  for the 1st quarter  2000;
$67,358.40,  for the 2nd quarter  2000;  $60,568.80,  for the 3rd quarter  2000;
$51,490.89  for the 4th  quarter  2000;  $2,307.39  for  the 1st  quarter  2001;
$68,041.41 for the 2nd quarter 2001; and $18,155.18 for the 3rd quarter 2001. An additional $16,300.92 is owed to the IRS for 1996 through 2000 Federal Unemployment Taxes.

With the exception of the legal proceedings and tax matter set forth above, the Company is not presently a party to any litigation, claim, or assessment. Further, the Company is unaware of any unasserted claim or assessment, which will have a material effect on the financial position or future operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

There were three items presented at a regular meeting of the Shareholder's Meeting of American Fire Retardant Corp. They were: 1) Election of Stephen F. Owens, Angela M. Raidl, and Raoul L. Carroll as directors; 2) A one-for-ten reverse stock split; and 3) Amendment of Article V of Certificate of Incorporation authorizing 10,000,000 shares of preferred stock. There were shareholders present representing 40.928% of outstanding shares as of the record date of April 15, 2002 and proxies received representing 15.377% of shares outstanding as of the record date of April 15, 2002. The total present or represented by proxy represented 56.305% of outstanding shares as of the record date of April 15, 2002. All items presented were approved unanimously by the shareholder's.

                                     PART II


Item 5. Market For Common Equity and Related Stockholders Matters

Market Information
__________________

Our common stock has traded on the Electronic Bulletin Board maintained by the NASD under the symbol "AFRC" from April 19, 2001 to September 12, 2002 when the ten-for-one stock split was enacted From that date to present, our common stock as traded under the symbol "AMFR". The following table sets forth the high and low closing sale prices for the common stock as reported by the Electronic Bulletin Board for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                          HIGH                      LOW

2002:
         Second Quarter                  $0.072                    $0.021

         Third Quarter                   $0.070                    $0.011

         Fourth Quarter                  $0.055                    $0.010

2003:
         First Quarter                  m$0.017                   $0.0005


Holders of Common Stock
_______________________

The number of record holders of the Company's common stock as of February 28, 2003, is approximately 2,000.

Dividends
_________

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

Changes in Financial Condition
______________________________

For the year ended December 31, 2002 Compared to December 31, 2001

The balance of current assets at December 31, 2002 was $281,347 compared to
$506,640 at December 31, 2001. The   balance of current liabilities
was $4,899,296 and $3,910,994 for the same periods, respectively. The resulting current ratio at December 31, 2002 was .05 to 1. The current ratio at December 31, 2001 was .13 to 1. The current ratio indicates that the Company's ability to pay its obligations has weakened over the course of the last year.

The decrease of current assets at December 31, 2002 over December 31, 2001 is principally the result of a net decrease in accounts receivable due to significant increase in the allowance for doubtful accounts for uncollectible receivables and a significant decrease in revenues.

The other material component of current assets is inventory. The balance of inventory at December 31, 2002 was $41,024 compared with $87,594 at December 31, 2001. This decrease is largely related to the Company's ordering inventory on an as-needed basis and keeping only enough inventory on hand to fill current sales orders.

The increase in current liabilities of $988,302 was mainly due to an increase in accrued expenses of $633,302. The reason for the increase in accrued expenses is mainly due to accrued wages and accrued consulting services. The consulting services were already paid for with issuance of common stock and are for services subsequent to Decemebr 31, 2002.

The Company has borrowed against contracts for which it has not yet provided services and therefore the Company must continue the cycle by raising more capital to complete those projects.

At December 31, 2002 the Company needs approximately $500,000 in working capital to bring itself out of its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through increased sales of its new retail product, 3-in-1 Hero along with working to increase sales of other chemical products and one or more offerings of its common stock during the current fiscal year. The Company has no commitments for such an offering and there is no guarantee that it will succeed in raising the funds it needs to sustain operations. At December 31, 2002 the Company has insufficient cash flow from operations to meet its current cash obligations.

Results of Operations
_____________________

For the year ended December 31, 2002 compared to the year ended December 31,
2001

The Company's net sales decreased by $1,142,731 in 2002 over 2001. This reflects a decrease in net sales of 52.52% over year 2001, and is due to working fewer jobs that take longer to complete but are larger contracts. The Company's gross margin for 2002 was 61.05% of sales compared to 35.89% in year 2001 due to the fact that the Company purchased less materials for jobs in year 2002 by reducing those materials in inventory and also the sales of chemicals was a higher percentage of total revenues. This reduces Cost of Goods because there is significantly less labor involved in the sale of chemicals. Management believes that the gross margin will be higher in 2003 as it has taken steps to assure that materials for the jobs are purchased in accordance with the progress of work completed on the jobs.

Selling, general and administrative expenses increased by $2,722,422, which represent a 96.7% increase over year 2001, due to increased costs for consulting services and investor relations services in an effort to improve the public image of the Company to potential investors. The Company decreased its payroll expense by $193,293 or 45.33% through management's efforts to streamline operations. This decrease mainly reflects a reduction in non-essential personnel.

Liquidity and Capital Resources
_______________________________

In order to cover the negative cash flow from operations in 2002 the Company would have needed an additional $750,000 of sales, assuming the same 61.05% gross margin percentage. Accordingly, management is increasing its marketing efforts in 2003 and introducing its patented FyberixTM2000-V in an spray bottle for consumer use. It is anticipated that sales will increase significantly during the third and fourth quarter of the current fiscal year due to the introduction of the spray bottle.

Recent Accounting Pronouncements
 ________________________________

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires  that those  transactions  be  accounted  for in  accordance  with FASB
Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements. In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

Item 7. Financial Statements

Independent Auditor's Report                                               26
Balance Sheet                                                              27-28
Statements of Operations                                                   29
Statements of Stockholders' Equity (Deficit)                               30
Statements of Cash Flows                                                   31-32
Notes to the Financial Statements                                          33-45

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
American Fire Retardant Corporation
San Diego, California

We have audited the accompanying balance sheet of American Fire Retardant Corporation as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fire Retardant Corporation as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant and recurring losses and has a working capital deficit of $4,617,949, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 1, 2003

                       AMERICAN FIRE RETARDANT CORPORATION
                                  Balance Sheet


                                     ASSETS

                                                                    December 31,
                                                                        2002
                                                                   _____________
CURRENT ASSETS

   Cash                                                            $      2,938
   Inventory                                                             41,024
   Accounts receivable, net (Note 5)                                    237,385
                                                                   _____________

     Total Current Assets                                               281,347
                                                                   _____________

PROPERTY AND EQUIPMENT, NET (Note 3)                                     67,639
                                                                   _____________

OTHER ASSETS

   Restricted cash (Note 5)                                             432,430
   Intangible assets, net                                                 7,500
   Deposits                                                               5,938
                                                                   _____________

     Total Other Assets                                                 445,868
                                                                   _____________

     TOTAL ASSETS                                                  $    794,854
                                                                   =============





     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  December 31,
                                                                     2002
                                                                  _____________
CURRENT LIABILITIES

   Accounts payable                                                $    367,243
   Accrued expenses (Note 10)                                         1,840,510
   Stockholder loans (Note 7)                                           224,038
   Notes payable (Note 6)                                               580,139
   Capital lease obligations (Note 8)                                     9,000
   Line of credit (Note 5)                                            1,878,366
                                                                   _____________

     Total Current Liabilities                                        4,899,296
                                                                   _____________

COMMITMENTS AND CONTINGENCIES (Note 9)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK; $0.001 par value;
 authorized 200,000,000, 2,500,000 issued and
 outstanding (Note 11)                                                  250,000

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 1,800,000,000 shares authorized,
    87,631,579 shares issued and outstanding                             87,632
  Additional paid-in capital                                          8,167,243
  Accumulated deficit                                               (12,609,317)
                                                                   _____________

     Total Stockholders' Equity (Deficit)                            (4,354,442)
                                                                   _____________

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   794,854
                                                                    ============



 The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations


                                                        For the Years Ended
                                                            December 31,
                                                  ______________________________
                                                       2002              2001
                                                  -------------    -------------

NET SALES                                         $   1,033,038    $   2,175,769

COST OF SALES                                           402,348        1,394,811
                                                      _________      ___________

GROSS MARGIN                                            630,690          780,958
                                                      _________      ___________

OPERATING EXPENSES

   Selling, general and administrative                5,539,873        2,817,451
   Payroll expense                                      233,118          426,411
   Travel and entertainment                              66,641          120,216
   Depreciation and amortization expense                 56,568           62,108
   Bad debt expense                                     204,586          102,433
                                                     __________      ___________

     Total Operating Expenses                         6,100,786        3,528,619
                                                     __________      ___________

LOSS FROM OPERATIONS                                (5,470,096)      (2,747,661)
                                                    ___________      ___________

OTHER INCOME (EXPENSES)

   Loss on disposal of assets                          (25,933)                -
   Rental income                                         6,000                 -
   Miscellaneous income                                  1,252                 -
   Interest expense                                   (319,221)        (471,912)
                                                  _____________      ___________


     Total Other Income (Expenses)                    (337,902)        (471,912)
                                                  _____________      ___________

LOSS BEFORE INCOME TAXES                            (5,807,998)      (3,219,573)

PROVISION FOR INCOME TAXES                                   -                 -
                                                  _____________      ___________

NET LOSS                                            (5,807,998)      (3,219,573)

 Amortization of beneficial conversion feature of
  redeemable convertible preferred stock               200,000                 -
                                                  _____________    _____________

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $ (6,007,998)    $ (3,219,573)
                                                  =============    =============

BASIC LOSS PER SHARE

 Basic loss per share                             $      (0.31)    $      (6.21)
 Amortization of beneficial conversion feature of
  redeemable convertible preferred stock                 (0.01)                -
                                                  _____________    _____________

NET LOSS PER SHARE ATTRIBUTABLE TO
   COMMON SHAREHOLDERS                            $      (0.32)    $      (6.21)
                                                 ==============    =============

BASIC WEIGHTED AVERAGE SHARES                        18,615,194          518,224
                                                 ==============    =============



     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                              Common Stock     Additional Deferred   Accumu-
                            ________________   Paid-in    Compensa-  lated
                             Shares   Amount   Capital    tion       Deficit
                            ________  ______  _________  _________  ___________

Balance,December 31, 2000   236,056   $ 236  $1,492,656  $       -  $(3,381,746)

Common stock issued for
services                  1,491,423   1,492   2,037,058          -             -

Common stock issued for
 satisfaction of debt        53,300      53     138,527          -             -

Net lossfor the year ended
 December 31, 2001                -       -           -          -   (3,219,573)
                           _________  ______  __________  _________  ___________

Balace,December 31, 2001  1,780,779   1,781   3,668,241          -   (6,601,319)

Common stock issued for
 satisfaction of debt       764,167     764      41,079          -             -

Common stock issued for
 services                84,583,633  84,584   4,231,126 (2,150,600)            -

Commonstock issued for
 cash                       453,000     453     226,047          -             -

Common stock issued for
 loan costs                  50,000      50         750          -             -

Amortization of deferred
 compensation                     -       -           -  2,150,600             -

Amortization of beneficial
 conversion feature of
 redeemable convertible
 preferred stock                  -       -           -          -     (200,000)

Net loss for the year
 ended December 31,2002           -       -           -          -   (5,807,998)
                         __________  _______  __________ _________ _____________

Balace,December 31,2002  87,631,579  $87,632  $8,167,243 $       - $(12,609,317)
                         ==========  =======  ========== ========= =============



   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows


                                                          For the Years Ended
                                                              December 31,
                                                    ____________________________
                                                         2002          2001
                                                    ____________   _____________
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $ (5,807,998)  $ (3,219,573)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Common stock issued for services                   4,315,710      1,973,706
    Preferred stock issued in satisfaction-
     of accrued expenses                                  50,000              -
    Loss on disposal of assets                            25,933              -
    Depreciation and amortization                         56,568         62,108
    Bad debt expense                                     204,586        102,433
  Change in operating assets and liabilities:
    (Increase) in restricted cash                        (13,292)      (100,518)
    Decrease in advances                                       -          2,000
    (Increase) in accounts receivable                    (22,925)       (24,154)
    (Increase) in intangible assets                            -         (1,150)
    Decrease in deposits                                   8,411             50
    (Increase) decrease in inventory                      46,570        (47,602)
    Increase in accounts payable                          59,190        107,219
    Increase in accrued expenses                         625,743        744,602
    (Decrease) in unearned revenue                             -        (60,811)
                                                        _________      _________

       Net Cash Used by Operating Activities            (451,504)      (461,690)
                                                        _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                (6,079)       (33,790)
                                                        _________      _________

       Net Cash Used by Investing Activities              (6,079)       (33,790)
                                                        _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft                 (20,826)         3,385
   Proceeds from sale of common stock                    226,500              -
   Proceeds from stockholders loans                       28,500         93,412
   Payments on stockholders loans                        (14,634)       (22,486)
   Proceeds from notes payable                           192,255         80,262
   Net proceeds from line of credit                       56,026        437,037
   Payments on notes payable-
   and capital lease obligations                           8,100)       (96,130)
   Debt issuance costs                                       800              -
                                                         ________       ________

       Net Cash Provided by Financing Activities      $  460,521    $   495,480
                                                      ___________    ___________


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)


                                                          For the Years Ended
                                                              December 31,
                                                         _______________________
                                                          2002           2001
                                                         __________   __________

NET INCREASE IN CASH                                     $    2,938   $        -

CASH AT BEGINNING OF YEAR                                         -            -
                                                         __________   __________

CASH AT END OF YEAR                                       $   2,938   $        -
                                                         ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                $    5,574  $  404,706
  Income taxes                                            $        -  $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for conversion of note payable      $        -  $  138,580
  Common stock issued for services                        $4,315,710  $1,973,706
  Common stock issued for satisfaction of accounts payable
   and accrued expenses                                   $   46,011  $        -
  Preferred stock issued in satisfaction-
   of accrued expenses                                    $   50,000  $        -
  Fixed assets sold to satisfy note payable               $   48,713  $        -
  Amortization of beneficialconversion feature of
   reedemable convertible preferred stock                 $  200,000  $        -





     The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

              Since 1993 the Company has under gone various changes in corporate structure and domicile. Ultimately, in March 1999 the Company completed a simplification of its corporate structure. All subsidiaries were merged into the parent and the parent was domiciled in the state of Nevada. The Company became American Fire Retardant Corporation, a Nevada Corporation.

              In September 2002, the Company reverse split its common stock on a 1 for 10 basis. All references to common stock and per share data have been retroactively restated to show the effect of the reverse split.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

              c.  Cash and Cash Equivalents

              Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

              d.  Accounts Receivable

              Accounts receivable are shown net of an allowance for doubtful accounts of $172,791 at December 31, 2002.

              e.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                       For the Year Ended
                                                        December 31, 2002

                                                        2002             2001
                                                    _____________  _____________

                   Net loss                         $ (5,807,998)  $ (3,219,573)

              Amortization of beneficial conversion
              feature of redeemable convertible
              preferred stock                            200,000               -
                                                    _____________  _____________

              Net loss attributable to common
              Shareholders                           $(6,007,998)   $(3,219,573)
                                                    =============   ============



              Basic loss per share                   $     (0.31)   $     (6.21)

              Amortizationof beneficial conversion
              feature of redeemable convertible
              preferred stock                              (0.01)              -
                                                     ____________   ____________

              Net loss per share attributable to
              common shareholders                    $     (0.32)   $     (6.21)
                                                     ============   ============

              Basic weighted average shares           18,615,194        518,224
                                                     ============   ============

             The Company has excluded 25,000,000 of common stock equivalents from the calculation of basic loss per share for the year ended December 31, 2002 as they are antidilutive in nature.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

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
                           Building                                   39.5 years
                           Furniture and fixtures                     7 years
                           Leasehold improvements                     7 years

              Depreciation expense for the years ended December 31, 2002 and 2001 was $47,568 and $51,958, respectively.

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

              h.  Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              i.  Concentrations of Risk (Continued)

              Major Customers

              Net sales for the years ended December 31, 2002 and 2001 include sales to the following major customers, together with the receivables due from those customers:
                                                           Net Sales
                                                          December 31,
                                         _______________________________________
                                                  2002                 2001
                                         __________________    _________________

              Customer A                 $         228,178     $         255,000
              Customer B                                 -               265,049
              Customer C                           143,000                     -
              Customer D                           131,058                     -
              Customer E                           122,100                     -
              Customer F                                 -                     -
                                         ___________________   _________________

                                         $         624,336     $         520,049
                                         ===================   =================

                                                                       Trade
                                                                     Receivable
                                                                      Balance
                                                                    December 31,
                                                                        2002
                                                               _________________

              Customer A                                       $               -
              Customer B                                                       -
              Customer C                                                 105,875
              Customer D                                                  41,070
              Customer E                                                       -
              Customer F                                                  50,219
                                                               _________________

                                                               $         197,169
                                                               =================

              Because of the nature of the Company's business, the major customers may vary between years.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              j.  Provision for Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


              Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                    2002                2001
                                             _______________     _______________
              Deferred tax assets:
                  NOL Carryover              $    1,010,024      $      498,420

              Deferred tax liabilities:
                  Related party accruals           (520,943)           (397,824)

              Valuation allowance                  (489,081)           (100,596)
                                             _______________     _______________

              Net deferred tax asset         $            -      $            -
                                             ===============     ===============


              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                   2002                  2001
                                             ________________    _______________

              Book loss                      $     2,343,100     $      322,881
              Stock for services                  (1,683,130)                 -
              Accrued expenses                      (281,485)                 -
              Valuation allowance                   (388,485)          (322,881)
                                             ________________    _______________

                                             $             -     $            -
                                             ================    ===============

              At December 31, 2002, the Company had net operating loss carryforwards of approximately $2,274,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.



              k.  Inventory

              Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventories consisted of $32,039 of raw materials and $8,985 of finished goods at December 31, 2002.

              l.  Advertising

              The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2002 and 2001 were $154,161 and $10,635, respectively.

              m.  Intangible Assets

              Formulation 238

              In November 1998, the Company acquired Formulation 238 for $45,000 which is a chemical mixture that prevents fires. The cost of $45,000 is being amortized over a five-year life and is included in intangible assets. The remaining unamortized cost is $7,500 at December 31, 2002.

              Fabric Protection

              In 1995, the Company purchased various customer lists for $40,000. The amount was being amortized over a 5-year period and was fully amortized at December 31, 2002.

              Amortization expense for the intangible assets for the years ended December 31, 2002 and 2001 was $9,000 and $10,150, respectively.

              n.  Newly Issued Accounting Pronouncements

              In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              n.  Newly Issued Accounting Pronouncements (Continued)

              15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

              In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
              144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

              In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS
              147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.
              In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -      GOING CONCERN

              The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of $4,617,949 which together raise substantial doubt about its ability to continue as a going concern.

              Management is presently pursuing additional financing through borrowing and issuing shares to pay for expenses. In addition, the Company plans to increase sales volume with the introduction of its new retail product. Nationwide advertising will begin during 2003. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 2002:


              Machinery and equipment                        $          219,354
              Vehicles                                                   98,505
              Furniture and fixtures                                     28,581
              Computers                                                   6,079
                                                             -------------------

                                                                        352,519

              Less accumulated depreciation                            (284,880)
                                                             -------------------

                                                             $           67,639
                                                             ===================

NOTE 4 -      FORECLOSURE ON LAND AND BUILDING

              In May 2002, one of the Company's creditors foreclosed on their note to the Company. The note was secured by land and a building. The Company has recorded a loss on the disposal of this property of $25,933. Since the book value of the property exceeded the amount of the note to the creditor, the Company believes there will be no further recourse against the Company in this matter.



NOTE 5 -      LINE OF CREDIT

              The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables and future contracts. The Company is accounting for the factoring agreement as financing because it does not meet the requirements of SFAS No.
              125. The balance due Private Capital at December 31, 2002 was $1,878,366. The Company is required to maintain a reserve account balance of at least 23% of the total advances. The reserve account balance at December 31, 2002 was $432,430. Private Capital charges the Company an 8% discount on all receivables purchased.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 6 -      NOTES PAYABLE

              Notes payable at December 31, 2002 consist of the following:

              Note payable to St. Martin Bank bearing interest
              at 9.75%, unsecured. Currently in default and due
              on demand.                                             $  128,224

              Note payable to an individual, unsecured,
              interest rate of 25% on any unpaid balance. Principal
              and interest payments of $12,500 due monthly, maturing
              August 2000. Currently in default. Default rate is 72%.    87,500

              Revolving credit loan, unsecured bearing
              interest at 8%, due on demand.                            273,254

              Note payable to suppliers, secured by equipment,
              interest at 10%, due on demand.                            41,161


              Notes payable to individuals, unsecured,
              interest rate of 12%, maturing on October 31, 2003.        50,000
                                                                     -----------


                   Total notes payable                                  580,139

                   Less: current portion                               (580,139)
                                                                     -----------

                   Long-term notes payable                           $        -
                                                                     ===========

              Maturities of long-term debt are as follows:

              Year ending December 31:
                     2003                                            $  580,139
                     2004                                                     -
                     2005                                                     -
                     2006                                                     -
                     2007                                                     -
                     Thereafter                                               -
                                                                     -----------

              Total                                                  $  580,139
                                                                     ===========

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 7 -      STOCKHOLDER LOANS

              Stockholder loans at December 31, 2002 consist of the following:


              Note payable to a stockholder dated November , 1996
              and February 3, 1997, interest imputed at 10%,
              unsecured, due on demand.                               $  95,000

              Note payable to a stockholder dated October 28, 1998,
              bearing interest at 6.00%, guaranteed by the president
              of the Company, due on demand.                             90,000

              Note payable to a stockholder dated October 3, 1997,
              bearing interest at 10.50%, secured by Company stock
              and due August 1999.                                       39,038
                                                                      ----------

                                                                      $ 224,038
                                                                      ==========

              All amounts are due on demand and are classified as current liabilities.

NOTE 8 -      CAPITAL LEASE OBLIGATIONS

              Equipment payments under capital lease obligations as of December 31, 2002 is summarized as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                        2003
                                                                    ____________

                     Total minimum lease payments                     $  12,391

                     Less interest and taxes                             (3,391)
                                                                    ------------

                     Present value of net minimum lease payments          9,000

                     Less current portion                                (9,000)
                                                                    ------------

                     Long-term portion of capital-
                     lease obligations                                $       -
                                                                    ============

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 9 -      COMMITMENTS AND CONTINGENCIES

              Leases

              The Company leases office and warehouse space under a non-cancelable operating lease. The lease calls for monthly payments of $4,352 with annual increases and expires October 31, 2005. Future minimum lease payments are as follows:

                     2003                                    $            52,376
                     2004                                                 54,146
                     2005                                                 51,282
                                                             ___________________

                            Total                            $           157,804
                                                             ===================

              Rent expense for the years ended December 31, 2002 and 2001 was $62,894 and $63,020, respectively.

              Employment Contract

              The Company has an employment contract with a former key employee. Under the terms of this contract, the Company was committed to pay this individual $3,500 in salary per month through November 1, 2003. This contract has been in dispute. As of December 31, 2001 an agreement had been reached to satisfy the obligation in full upon the payment of $45,000 in two installments. The Company defaulted on the installment arrangements and a consent judgment has been filed against the Company in the amount of $100,000 plus accrued interest. The full amount of the judgment plus accrued interest has been included in accrued expenses at December 31, 2002.

              Royalty Agreement

              The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. Royalty expense for the years ended December 31, 2002 and 2001 was $-0- and $-0-, respectively, as there have been no sales of Fyberix 2000V.

              Contingencies

              Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the year ended December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at December 31, 2002 and issued stock subsequent to December 31, 2002 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 10 -     ACCRUED EXPENSES

              Accrued expenses consisted of the following at December 31, 2002:

                     Accrued wages and consulting            $           744,519
                     Employment contract liability                       107,720
                     Payroll taxes - federal and state                   695,184
                     Accrued interest                                    260,386
                     Sales tax payable                                    26,622
                     Credit cards                                          6,079
                                                             ___________________

                                                             $         1,840,510
                                                             ===================

              The Company is delinquent in paying payroll taxes. Interest and penalties have been accrued on the payroll taxes and are included in the $695,184 liability. On May 8, 2002, the Company entered into an installment payment plan with the Internal Revenue Service. The payment plan requires monthly payments of $14,000.


NOTE 11 -     CAPITAL STOCK

              In November 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares to 400,000,000 shares consisting of 375,000,000 shares $0.001 par value common stock and 25,000,000 shares $0.001 par value preferred stock. Subsequent to year end, the Company amended the Articles of Incorporation to increase the number of authorized shares to 2,000,000,000 shares consisting of 1,800,000,000 shares of $0.001 par value common stock and 200,000,000 shares of $0.001 par value preferred stock.

              In May 2002, the Company approved a ten for one reverse stock split with an effective date of September 12, 2002. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

              In October 2002, the Company filed a Certification of Designation establishing the rights, powers and preferences of Series A Redeemable Convertible Preferred Stock consisting of 8,500,000 shares. The stock provides for dividends of cash, stock or other property when, as, and if declared by the Board of Directors. Each share of Series A Redeemable Convertible Preferred Stock is convertible, at the option of the holder, into ten fully paid and nonassessable shares of common stock. The conversion rate will be subject to adjustment if transactions occur affecting the proportionate number of shares of common stock. Such right to convert shall commence upon the date of issuance and continue for a period of ten years.

              The Company, at the option of its directors, and with the consent of a majority of the stockholders of the Series A Redeemable Convertible Preferred Stock, may at any time redeem the outstanding Series A Redeemable Convertible Preferred Stock. Upon redemption, the Company shall pay for each share the amount of $0.001 per share, payable in cash, plus a premium to compensate the original purchaser for the investment risk and cost of capital equal to the greater of $0.25 per share or an amount per share equal to 50 percent of the market capitalization of the Company on the date of notice divided by the number of the shares of the Series A Redeemable Convertible Preferred Stock then issued and outstanding.

                        AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2002 and 2001

NOTE 11 -     CAPITAL STOCK (Continued)

              Series A Redeemable Convertible Preferred Stock has preference over all other classes of stock. A two-thirds vote of the Series A Redeemable Convertible Preferred Stock is required to authorize or issue additional or other capital stock that is of senior or equal rank to the Series A Redeemable Convertible Preferred Stock or to declare, pay or make any dividends or other distributions upon the common stock.

              In October 2002, the Company issued 2,500,000 shares of Series A Redeemable Convertible Preferred Stock in exchange for $50,000 in accrued compensation to an officer of the Company. Based on the fair value of the transaction a $200,000 beneficial conversion feature was recorded as a dividend and fully amortized in 2002.


              During the year ended December 31, 2002 the Company issued 84,583,633 shares of its common stock for services at prices ranging from $0.013 to $0.90 per share. A portion of these shares were issued for deferred services, which were fully amortized at December 31, 2002. Also During 2002, the Company issued 50,000 shares of its common stock for loan costs at $0.016 per share, 453,000 shares for cash at $0.50 per share, and 764,164 for debt at prices ranging from $0.039 to $0.90 per share. During the year ended December 31, 2001 the Company issued 1,491,423 shares for services at prices ranging from $0.60 to $7.80 per share and 53,300 shares for satisfaction of debt at $2.60 per share.


NOTE 12 -SUBSEQUENT EVENTS

              Subsequent to year end, the Company issued 291,000,000 shares of common stock for services and deferred compensation and 14,500,000 shares of Series A Redeemable Convertible Preferred Stock for services.

              Subsequent to year end, the Company has filed a total of five forms S-8. These S-8's registered a total of 452,000,000 shares. These shares were registered to be issued under various Non-Employee Directors and Consultants Retainer Stock Plans.

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

There have been no changes of the independent auditors of the Company and there are no disagreements with the independent auditors.


                                    PART III



Item 9.Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) Of the Exchange Act


The directors and executive officers of the Company are as follows:

         (a)      Identity of Directors and Executive Officers.
                  ---------------------------------------------
                                                                          Served
Name and Address(1)  Age     Position                         Term        Since
--------------------------------------------------------------------------------
Raoul L. Carroll      52    Chief Executive Officer           1 Year      2002

Stephen F. Owens(2)   42    President, Chief Operating        1 Year      1992
                            Officer and Director

Angela M. Raidl(2)    41    Vice President,                   1 Year      1992
                            Treasurer, Secretary and Director

(1) Each of the persons listed in the above table possesses the sole investment power and sole voting power over the shares set forth in the above table. The address of each of the named persons in this table is the same of the Company's principal office address at 9316 Wheatlands Road, Ste. C, Santee, CA. 92071.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or persons pursuant to which they were selected as directors and/or officers.

(2)  Mr. Owens and Ms. Raidl are husband and wife.

Raoul L. Carroll - Chief Executive Officer. Mr. Carroll became the Chief Executive Officer of the Company effective January 17, 2002. He brings a substantial amount of business experience and acumen to the Company, by virtue of his distinguished career in law, government, finance and business. Before joining the Company in January 2002, Mr. Carroll was a general partner in Christalex Partners of Washington, D.C., since June 1995, where he specialized in structuring and obtaining financing commitments for private companies in telecommunications, gaming, computer security, hotels and resorts and light manufacturing industries. Mr. Carroll has an extensive financial background in government, having been appointed by then President George W. Bush first as the president of the Government

National Mortgage Association (Ginnie Mae) and then as general counsel at the U.
S. Department of Veteran's Affairs. Mr. Carroll practiced law for a number of years in the 1980's in Washington, D.C., after receiving his Juris Doctor degree from St. John's University School of Law,Jamaica, New York in June 1975 and prior thereto, having received his Bachelor of Science, cum laude, Business Administration, from Morgan State University, Baltimore, Maryland in May 1972.

Stephen F. Owens - Chairman of the Board of Directors, Chief Operating Officer and President. Mr. Owens, a native of New York and resident of California, served as Chief Executive Officer until January 17, 2002 and President since the Company's inception. Mr. Owens has 15 years experience in the fire retardant industry, specializing in product evaluations, sales and marketing. Mr. Owens is able to quickly recognize future market requirements and develop effective short-range action and long term plans, capitalizing on new opportunities. Mr. Owens was Vice President of Sales for International Research Center from 1987 to 1989 prior to founding American Fire Retardant Corporation. He is a member of the National Fire Protection Association and co-authored along with Mr. Edward
E. Friloux the Fire Retardant Applicator's Manual, which has been under copyright protection with the Library of Congress Number TX 3-878-798 since 11 August 1994. Prior to his entry into the fire retardant industry, Mr. Owens served in the United States Army.

Angela M. Raidl - Vice President, Treasurer, Secretary and Director. Ms. Raidl, a native of Louisiana and resident of California, has served as officer and director since the company's inception. Ms. Raidl has 13 years experience in the fire retardant industry, specializing in the management and administration of the day-to-day responsibilities of the company, including training all clerical staff, cash flow management, receivables, payables, payroll, purchasing and personnel. Ms. Raidl also heads the operations division of American Fire's Fabric Treatment Division, monitoring quality control, researching new ways of increasing production, in addition to soliciting new accounts for this division. Ms. Raidl has held administrative positions for 19 years. She attended Nicholls State University and the University of Southwestern Louisiana, studying Business Administration at both. Ms. Raidl is a Licensed Certified Applicator by the State of California and is a member of the National Fire Protection Association.

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

(c) Family Relationships.

Stephen F. Owens, the Chief Operating Officer, President and Chairman of theBoard, is the husband of Angela M. Raidl, who serves as Vice-President, Treasurer, Secretary and a Director. Additionally, Bruce Raidl, an employee of the Company is the brother of Angela Raidl. There are no other family relationships between any director or executive officer of the Company.

Compliance With Section 16(a) Of the Securities Exchange Act Of 1934
- --------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange
Act), requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file reports with the SEC concerning initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons with a greater than ten percent beneficial ownership are required by SEC regulations to furnish the Company with copies of all reports they file under Section 16(a).

To the Company's knowledge, during our fiscal year ended December 31, 2002, one of our officer's and director were late in filing one or more reports with the Securities and Exchange Commission, as required under Section 16(a) of the Securities Exchange Act of 1934. The details of these late filings and non-compliance with Section 16(a) follow:

Stephen F. Owens

         Mr. Owens is the President, Chairman of the Board of Directors and serves as a director. Mr. Owens filed a Form 4 Change in Beneficial Ownership on October 10, 2002 disclosing his acquisition of 433,000 shares of common stock between October 4, 2002 and October 9, 2002. There should have been a Form filed on October 6, 2002 disclosing his acquisition of 55,000 shares of common stock on October 4, 2002 and another Form 4 should have been filed on October 10, 2002 disclosing his acquisition of 50,000 shares of common stock on April 7, 2002. These acquisitions were subsequently reported on the Form 4 filed on October 10, 2002. In addition, Mr. Owens filed a Form 4 Change in Beneficial Ownership on December 12, 2002 that included his acquisition of 2,947,100 shares of common stock from October 17, 2002 through December 3, 2002. These reports were due to have been filed on dates ranging from October 19, 2002 through December 5, 2002.

Angela M. Raidl

     Ms. Raidl is currently a director and was an officer during our last fiscal year. Ms. Raidl was not required to file any Form 4 Change in Beneficial Ownership forms in 2002.



Item 10.Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated, to our Chief Executive Officer during the periods indicated, and to any other executive officer that received compensation in excess of $100,000 during any of the previous two fiscal years:

                           SUMMARY COMPENSATION TABLE
                           __________________________

                           SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                                            ______________________

            Annual Compensation              Awards                Payouts
            ____________________________________________________________________
________________________________________________________________________________
Name and    Year Or  Salary  Bonus Other    Restricted  Securities         All
Principal   Period                 Annual   Stock       Underlying         Other
Position    Ended     ($)     ($)  Compen-  Awards(1)   Options/    LTIP
                                   sation
________________________________________________________________________________
   (a)       (b)     (c)      (d)    (e)       (f)         (g)       (h)    (i)
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
Stephen F.
Owens        2002     0        0   $120,000 $  250,000      0         0      0
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
President
and CFO      2001  $ 12,000    0   $ 80,000 $  580,000      0         0       0
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
Angela M.
Raidl        2002  $ 54,000    0       0          0         0         0       0
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
Sect'y,
Treasurer    2001     0        0       0          0         0         0       0
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
Raoul L.
Carroll
__________ _______ ________ ______ ________ __________  __________  _____  _____
__________ _______ ________ ______ ________ __________  __________  _____  _____
CEO          2002     0        0       0    $   90,000      0         0       0
__________ _______ ________ ______ ________ __________  __________  _____  _____
________________________________________________________________________________

 (1) Value of stock awards is based on market value as reported on the Electronic Bulletin Board on the date of grant.



Item 11.Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

(b) Security Ownership of Management

The following table sets forth the security ownership information as of the most recent practicable date, for any director, executive officer and our executive officers and directors as a group, of the Company's voting securities:

Title of              Name of                    Amount of         Percent of
Class                 Beneficial Owner           Ownership            Class
- ------------------------------------------------------------------------------
Common Stock          Angela M. Raidl               153,552            0.175%
                      1951 Tavern Road
                      Alpine, CA 91901

Common Stock          Stephen F. Owens            4,108,000           17.460%
                      1951 Tavern Road
                      Alpine, California 91901

Common Stock          Raoul L. Carroll
                      585 North Rossmore Ave
                      Los Angeles, CA 90004         100,000           0.0011%

Common Stock          All Directors & Officers
                      as a Group (2 Persons)      4,361,552            4.977%

Preferred Stock       Stephen F. Owens            2,500,000           100.00%
                      1951 Tavern Road
                      Alpine, California 91901
(c) Change in Control.

There are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12.Certain Relationships and Related Transactions

                    Transactions with Management and Others
                    ---------------------------------------

      During the year that ended December 31, 2002, the Company entered into several transactions with one or more officers and directors as follows. In principal part, these transactions consisted of the issuance of shares of common stock to officers and directors, in lieu of salary or bonus that accrued, but was unpaid and for the reimbursement of expenses paid on behalf of the Company.

In October, 2002, the Company issued 2,500,000 shares of Series A Redeemable Convertible Preferred Stock in exchange for $50,000 in accrued compensation to Stephen F. Owens, President. Series A Redeemable Convertible Preferred Stock has preference over all other classes of stock. A two-thirds vote of the Series A Redeemable Convertible Preferred Stock is required to authorize or issue additional or other capital stock that is of senior or equal rank to the Series A Redeemable Convertible Preferred Stock or to declare, pay or make any dividends or other distributions upon the common stock. Based on the fair value of the transaction, a $200,000 beneficial conversion feature was recorded as a dividend and fully amortized in 2002.

Item 13.Exhibits and Reports on Form 8-K

(a) List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B.

Exhibit        Description
--------       -----------

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

99.3 Certification Pursuant to 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act Of 2002, Raoul L. Carroll, CEO.

99.4 Certification Pursuant To 18 U.S.C. Subsection 1350 As Adopted Pursuant To Subsection 906 Of The Sarbanes-Oxley Act Of 2002, Stephen F. Owens, CFO.


Item 14.Controls and Procedures

Evaluation of Disclosure Controls and Procedures
________________________________________________

The registrant's chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of April 15, 2003, and they have concluded that these controls and procedures are effective.

Changes in Internal Controls
____________________________

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 15, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized
         .


Date:  April 17, 2003                           AMERICAN FIRE RETARDANT CORP.


                                                /s/ Raoul L. Carroll
                                                ___________________________
                                                By: Raoul L. Carroll
                                                Its: Chief Executive Officer


Date:  April 17, 2003                           AMERICAN FIRE RETARDANT CORP.


                                                /s/ Stephen F. Owens
                                                ___________________________
                                                By: Stephen F. Owens
                                                Its: President, Chief Operating
                                                and Financial Officer
                                                and Director



Date:  April 17, 2003                           AMERICAN FIRE RETARDANT CORP.


                                                /s/ Angela M. Raidl
                                                ___________________________
                                                By: Angela M. Raidl
                                                Its: Vice President, Principal
                                                Accounting Officer, Secretary,
                                                Treasurer and a Director

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen F. Owens, certify that:

1. I have reviewed this annual report on Form 10-KSB of AMERICAN FIRE RETARDANT CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 17, 2003                           /s/ Stephen F. Owens
                                                -----------------------
                                                Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Raoul L. Carroll, certify that:

1. I have reviewed this annual report on Form 10-KSB of AMERICAN FIRE RETARDANT CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 17, 2003                                 /s/ Raoul L. Carroll
                                                      --------------------
                                                      Chief Financial Officer