Form 10QSB
period 2003-03-31
AMERICAN FIRE RETARDANT CORP
filed 2003-05-20
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        Commission file number: 000-26261


                          AMERICAN FIRE RETARDANT CORP.
                 (Name of small business issuer in its charter)

           Nevada                               88-0382645
  (State or other jurisdiction           ( I.R.S. Employer Identification No.)
  of incorporation or organization)

    9316 Wheatlands Road, Suite C, Santee, California           92071
        (Address of principal executive offices)             (Zip Code)

                                 (619) 258-3640
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2003, 1,048,230,579 shares of the issuer's common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                   ---    ----

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
     Item 1.  Financial Statements.............................................3
         Balance Sheets as of March 31, 2003 and December 31, 2002.............4
         Statement of Operations as of March 31, 2003 and 2002.................6
         Statement of Stockholder's Equity (Deficit)...........................7
         Statement of Cash Flows as of March 31, 2003 and 2002.................8
         Notes to Financial Statements........................................10
     Item 2.  Management's Discussion and Analysis or Plan of Operation.......12
     Item 3.  Controls and Procedures.........................................14
PART II - OTHER INFORMATION...................................................14
     Item  1.  Legal Proceedings..............................................14
     Item  2.  Changes in Securities..........................................14
     Item  3.  Defaults Upon Senior Securities................................14
     Item  4.  Submission of Matters to a Vote of Security Holders............14
     Item  5.  Other Information..............................................14
     Item  6.  Exhibits and Reports on Form 8-K...............................14
SIGNATURES....................................................................17
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......18
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.......20

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

Set forth below are the balance sheets as of March 31, 2003 (unaudited) and December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002 (unaudited) and cash flows for the three months ended March 31, 2003 and 2002. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.


              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                     March 31,      December 31,
                                                        2003            2002
                                                   -------------   -------------
                                                    (Unaudited)
CURRENT ASSETS

   Cash                                            $          -    $      2,938
   Inventory                                             35,324          41,024
   Accounts receivable, net                             550,049         237,385
                                                   -------------   -------------

     Total Current Assets                               585,373         281,347
                                                   -------------   -------------

PROPERTY AND EQUIPMENT, NET                              55,574          67,639
                                                   -------------   -------------

OTHER ASSETS

   Restricted cash                                      432,430         432,430
   Intangible assets, net                                 5,250           7,500
   Deposits                                               5,938           5,938
                                                   -------------   -------------

     Total Other Assets                                 443,618         445,868
                                                   -------------   -------------

     TOTAL ASSETS                                  $  1,084,565    $    794,854
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      March 31,    December 31,
                                                        2003           2002
                                                   -------------   -------------
                                                    (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                  $     61,724     $         -
   Accounts payable                                     351,837         367,243
   Accrued expenses                                   1,696,805       1,840,510
   Shareholder loans                                    222,038         224,038
   Notes payable                                        628,732         580,139
   Capital leases                                         6,600           9,000
   Line of credit                                     1,878,366       1,878,366
                                                   -------------    ------------

     Total Current Liabilities                        4,846,102       4,899,296
                                                   -------------    ------------

COMMITMENTS AND CONTINGENCIES

   Series A Convertible preferred stock; $0.001
    par value; authorized 200,000,000, 17,000,000
    and 2,500,000 issued and outstanding,
    respectively                                        879,000         250,000

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 1,800,000,000
    shares authorized, 467,230,579 and 87,631,579
    shares issued and outstanding, respectively         467,231          87,632
   Additional paid-in capital                         8,717,644       8,167,243
   Accumulated deficit                              (13,825,412)    (12,609,317)
                                                   -------------   -------------

     Total Stockholders' Equity (Deficit)            (4,640,537)     (4,354,442)
                                                   -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                             $  1,084,565    $    794,854
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                                     For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------

NET SALES                                          $    552,459    $    273,721

COST OF SALES                                           194,741         127,897
                                                   -------------   -------------

GROSS MARGIN                                            357,718         145,824
                                                   -------------   -------------

OPERATING EXPENSES

   Selling, general and administrative                1,180,364         473,547
   Payroll expense                                      258,646          36,297
   Travel and entertainment                              27,643          28,234
   Depreciation and amortization expense                 14,315          17,265
                                                   -------------    ------------

     Total Operating Expenses                         1,480,968         555,343
                                                   -------------    ------------

LOSS FROM OPERATIONS                                 (1,123,250)       (409,519)
                                                   -------------    ------------

OTHER INCOME AND (EXPENSES)

   Rental income                                              -           4,500
   Miscellaneous income                                     975             422
   Interest expense                                     (93,820)       (112,478)
                                                   -------------    ------------

     Total Other Expenses                               (92,845)       (107,556)
                                                   -------------    ------------

LOSS BEFORE INCOME TAXES                             (1,216,095)       (517,075)

PROVISION FOR INCOME TAXES                                    -               -
                                                   -------------    ------------

NET LOSS                                           $ (1,216,095)    $  (517,075)
                                                   =============    ============

BASIC LOSS PER SHARE                               $      (0.01)    $     (0.02)
                                                   =============    ============

BASIC WEIGHTED AVERAGE SHARES                       178,666,623      28,060,099
                                                   =============    ============


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                 Statements of Stockholders' Equity (Deficit)



                                    Common Stock       Additional
                              -----------------------  Paid-in      Accumulated
                                 Shares       Amount   Capital       (Deficit)
                              ------------  --------- ------------ -------------

Balance, December 31, 2002     87,631,579   $ 87,632  $ 8,167,243  $(12,609,317)

Common stock issued for
services(unaudited)           379,600,000    379,600      555,400             -

Canceled shares (unaudited)        (1,000)        (1)      (4,999)            -

Net loss for the three months
 ended March 31, 2003
 (unaudited)                            -          -            -    (1,216,095)
                              ------------  --------- ------------  ------------

Balance, March 31, 2003
(unaudited)                   467,230,579   $467,231  $ 8,717,644  $(13,825,412)
                              ============  ========= ============ =============



    The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $ (1,216,095)   $   (517,075)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Amortization of deferred compensation                    -         121,850
     Common stock issued for services                   935,000          90,000
     Preferred stock issued for services                200,000               -
     Depreciation and amortization                       14,315          17,265
   Change in Assets and Liabilities:
     (Increase) decrease in restricted cash                   -           1,357
      (Increase) decrease in accounts receivable       (312,664)        232,770
     (Increase) decrease in inventory                     5,700           3,922
     Increase (decrease) in accounts payable            (15,406)        (41,280)
     Increase (decrease) in accrued expenses            285,295             787
                                                   -------------   -------------

       Net Cash Used by Operating Activities           (103,855)        (90,404)
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES                          -               -
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft                 61,724         (20,826)
   Common stock issued for cash                               -         181,000
   Cancellation of common stock                          (5,000)              -
   Payments on shareholder loans                         (2,000)              -
   Net payments on lines of credit                            -          (5,900)
   Proceeds from notes payable                           48,593          11,506
   Proceeds from notes payable - related                      -          23,160
   Payment on capital lease                              (2,400)              -
                                                   -------------   -------------

       Net Cash Provided by Financing Activities        100,917         188,940
                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH                          (2,938)         98,536

CASH AT BEGINNING OF PERIOD                               2,938               -
                                                   -------------   -------------

CASH AT END OF PERIOD                              $          -    $     98,536
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows (Continued)
                             (Unaudited)

                                                    For the Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                         $          -     $   112,487
  Income taxes                                     $          -     $         -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for deferred services       $          -     $   848,500
   Common stock issued for services                $    935,000     $    90,000
   Preferred stock issued for services             $    200,000     $         -
   Preferred stock issued in satisfaction
    of accrued expenses                            $    429,000     $         -



















    The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $13,825,412 which, as well as current liabilities in excess of current assets of $4,260,729, raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -      SUBSEQUENT EVENTS

              Subsequent to March 31, 2003, the Company issued 581,000,000 shares of common stock for services.

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the periods ended March 31, 2003 and December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at March 31, 2003 and December 31, 2002 and issued stock subsequent to March 31, 2003 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

NOTE 5 -      CONCENTRATIONS OF RISK

              Major Customers
              ---------------

              Net Sales for the three months ended March 31, 2003 and 2002 include sales to the following major customers, together with the receivables due from those customers.

                                                           Net Sales
                                                           March 31,
                                                   -----------------------------
                                                      2003              2002
                                                   ----------      -------------

              Customer A                           $  286,108      $           -
              Customer B                              102,360                  -
                                                   ----------      -------------

                                                   $  391,468      $           -
                                                   ==========      =============


                                                                       Trade
                                                                     Receivable
                                                                       Balance
                                                                      March 31,
                                                                        2003
                                                                   -------------

              Customer A                                           $     345,408
              Customer B                                                  86,160
                                                                   -------------

                                                                   $     431,568
                                                                   =============

              Because of the nature of the Company's business, the major cusotmers may vary.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

         This quarterly report on Form 10-QSB of American Fire Retardant Corp., a Nevada corporation (the "Company"), for the three months ended March 31, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on Stephen F. Owens, its director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

Changes in Financial Condition

         The balance of current assets at December 31, 2002 was $281,347 compared to a balance of $585,373 at March 31, 2003. The balance of current liabilities was $4,899,296 and $4,846,102, respectively, for the same periods. The resulting current ratio at December 31, 2002 was .06 to 1. The current ratio at March 31, 2003 was .12 to 1. The current ratio indicates that the Company's ability to pay its obligations has improved over the course of the first quarter of 2003.

         The increase of current assets at March 31, 2003 over December 31, 2002 is principally the result of a net increase in accounts receivable due to working the large construction job at the Miami International Airport and an increase in other sales.

         The balance of accounts receivable at March 31, 2003 was $550,049, an increase of $312,664 from the period ended December 31, 2002. The receivables increased due to the increase sales primarily due to the construction job at the Miami International Airport.

         The decrease in current liabilities of $53,194 is mainly due to the Company reducing its accounts payable. The Company used cash of $103,855 in its operations.

         $622,719 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company previously submitted Offers in Compromise to the IRS which were voided in the second quarter of 2001. The Company has negotiated an installment plan with the IRS and is current with that installment plan and on its payroll tax obligations for the year 2003.

         At March 31, 2003 the Company needed approximately $2,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.


Results of Operations

            For the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         The Company's net sales increased by $278,738 through March 31, 2003 compared to the same period in 2002. This is an increase of 145.3% and is due to the Company working one large job and increasing sales of its other fire retardant products. The gross margin for the period in 2003 was 64.7% of sales compared to 53.3% for the same period in 2002. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $706,817 or 149.3% for the period ended March 31, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services. Payroll expenses have increased by $222,349 for the year to date period or 612.6%, as compared with the same period in 2002. This increase is due to issuing preferred stock to Stephen F. Owens for a bonus paid to Mr. Owens for services performed.

         Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

External and Internal Sources of Liquidity

          As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's operations, certain significant stockholders, including Stephen F. Owens, a director, chief financial officer and controlling stockholder of the Company, continues to provide the Company the funds needed to continue its development and operations. To the extent the Company's revenue shortfall exceeds this stockholder's willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital

         Management anticipates that the Company's current financing strategy of private debt and equity offering, along with increased sales, will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate current business operations as well as a number of new prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of May 15, 2003, and they have concluded that these controls and procedures are effective.

         (b)      Changes in Internal Controls.
                  ----------------------------

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 15, 2003.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As of the date of this report, the Company had a court judgment from San Diego Superior Court, dated December 16, 2002 with the plaintiff being Ahern Rentals, Inc., a corporation, for unpaid liabilities in the amount of $11,082.80. The Company is currently in an installment payment plan with the plaintiff and is current on that plan. The Company also had a judgment against it in Los Angeles Superior Court, dated October 3, 2002, with the plaintiff being United Rentals, Inc. fdba Hi-Reach, for unpaid liabilities in the amount of $8,766.88 from a job that the Company was not paid for. The Company is currently in an installment payment plan with the plaintiff and is current on that plan. The Company also had a judgment against it in El Cajon Superior Court dated September 11, 2002, with the plaintiff being USF Bestway, Inc. for unpaid liabilities in the amount of $14,663.86. The Company is currently in an installment payment plan with the plaintiff and is current on that plan. All liabilities involved in these proceedings are recorded as liabilities on the Company's financial statements.

Item 2.  Changes in Securities.

The Company issued 6,000,000 shares of Series A Preferred Stock to Stephen F. Owens, its President and Director, on January 29, 2003 for accrued salary and repayment of loans made to the Company. The Company also issued 8,500,000 shares of Series A Preferred Stock on February 28, 2003 for repayment of loans made to the Company and a bonus for services performed for American Fire Retardant Corp. The purchase and sale of the preferred stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no general solicitation for the purchase of the securities. Mr. Owens is an officer, director and controlling stockholder of the Registrant, and an accredited investor, as defined in the Securities Act and had access to all information with respect to the Registrant as required by the Securities Act. Mr. Owens also took his shares for investment purposes without a view to distribution. The Registrant's securities were sold only to Mr. Owens, with whom the Registrant had a direct personal preexisting relationship, and after a thorough discussion. Finally, the Registrant's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer."

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

    Exhibit No.                 Identification of Exhibit

      2.1(a)*        Certificate of Merger from the State of Wyoming
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.1(b)*        Certificate of Merger from the State of Louisiana
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.1 (c)*       Articles of Merger regarding Merger of AFRC  Louisiana with and into AFRC Wyoming.
      2.1(d)*        Acquisition Agreement and Plan of Merger regarding
                     Merger of AFRC Louisiana with and into AFRC Wyoming.
      2.2(a)*        Certificate of Merger from the State of Florida
                     regarding Merger of AFRC Florida with and into AFRC
                     Wyoming.
      2.2(b)*        Certificate of Merger from the State of Wyoming
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.2(c)*        Florida Articles of Merger regarding Merger of AFRC
                     Louisiana with and into AFRC Wyoming.
      2.2(d)*        Wyoming Articles of Merger regarding Merger of AFRC
                     Louisiana with and into AFRC Wyoming.
      2.2(e)*        Acquisition Agreement and Plan of Merger regarding Merger
                     of AFRC Florida with and into AFRC Wyoming.
      2.3(a)*        Articles of Merger regarding Merger regarding Merger
                     of AFRC Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
      2.3(b)*        Acquisition Agreement and Plan of Merger regarding
                     Merger of AFRC Wyoming with and into AFRC Nevada (the
                     Company) to change the Domicile of the Company.
      3.1*           Articles of Incorporation of American Fire Retardant Corp.
                     filed on January 20, 1998.
      3.2*           Restated By-laws of American Fire Retardant Corp.
      3.3*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Florida.
      3.4*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Louisiana.
      3.5*           Statement and Designation of American Fire Retardant Corp.,
                     as a Foreign Corporation in California.
      3.6*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Colorado.
      3.7*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Mississippi.
      3.8*           Certificate of Amendment to Articles of Incorporation of
                     American Fire Retardant Corp., dated January 16, 2002.
      10.1 (a)*      Letter of Intent between American Fire Retardant Corp., and
                     Fabritek Industries, LLC.
      10.1 (b)*      Amendment to Letter of Intent between American Fire
                     Retardant Corp., and Fabritek Industries, LLC.
      10.2*          Royalty Agreement between American Fire Retardant Corp.,
                     and Norman O. Houser.
      10.3*          Sale, Assignment and Assumption Agreement between American
                     Fire Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.
      10.4 (a)*      Merchant Service Agreement between American Fire Retardant
                     Corp., and St. Martin Bank.
      10.4 (b)*      St. Martin Bank $100,090 Promissory Note Dated
                     March 11, 1997.
      10.4 (c)*      Edward E. Friloux Commercial Guaranty to St. Martin Bank
                     re: $100,090 Promissory Note.
      10.4 (d)*      Stephen F. Owens Commercial Guaranty to St. Martin Bank re:
                     $100,090 Promissory Note.
      10.4 (e)*      Angela  M. Raidl Commercial Guaranty to St. Martin Bank re:
                     $100,090 Promissory Note.
      10.4 (f)*      St. Martin Bank $250,000 Promissory Note Dated
                     May 21, 1998.
      10.4 (g)*      St. Martin Bank Business Loan Agreement Dated
                     August 18, 1998.

      10.4 (h)*      St. Martin Bank $172,725.73 Promissory Note Dated
                     August 18, 1998.
      10.4 (i)*      Edward E. Friloux Commercial Guaranty to St. Martin Bank
                     re: $172,725.73 Promissory Note.
      10.4 (j)*      Stephen F. Owens Commercial  Guaranty  to St. Martin Bank
                     re: $172,725.73 Promissory Note.
      10.4 (k)*      Angela M. Raidl Commercial Guaranty to St. Martin Bank re:
                     $172,725.73 Promissory Note.
      10.4 (l)*      St.  Martin Bank Commercial Pledge  Agreement re:
                     $172,725.72 Promissory Note.
      10.4(m)*       St. Martin Bank Pledge of Collateral Mortgage Note re:
                     $172,725.72 Promissory Note.
      10.4 (n)*      St. Martin Bank Agreement to Provide Insurance re:
                     $172,725.72 Promissory Note.
      10.4 (o)*      St. Martin Bank - Collateral Mortgage re: $172,725.72
                     Promissory Note.
      10.4 (p)*      St. Martin Bank - $54,059.29 Promissory Note dated
                     February 4, 1999.
      10.5 (a)*      Private Capital, Inc.-Purchase and Security Agreement dated
                     April 17, 1997.
      10.5 (b)*      Private Capital, Inc.-Angela M. Raidl Continuing Guaranty &
                     Waiver.
      10.5 (c)*      Private Capital,Inc.-Stephen F. Owens and Edward E. Friloux
                     Continuing Guaranty & Waiver.
      10.6 (a)*      Bank of Erath $15,030 Promissory Note Dated June 16, 1997.
      10.6 (b)*      Bank of Erath Loan Extension Agreement Dated
                     October 20, 1998.
      10.7*          American Fire Retardant Corp. - El Cajon, California
                     Industrial Lease
      10.8 (a)*      Whitney Bank - $74,400 Secured Promissory Note
      10.8 (b)*      Whitney Bank - Collateral Mortgage, Security Agreement and
                     Assignment of Leases and Rents
      10.9*          American Fire Retardant Corp.- Standard Lease for Louisiana
                     Corporate Apartment
      10.10*         Oil, Gas & Mineral Lease with Penwell Energy Inc.
      10.11(a)*      Whitney National Bank - $42,888.46 Promissory Note
      10.11(b)*      Whitney National Bank - Security Agreement
      10.12*         Presidio Capital Consulting Agreement
      10.13*         Warren Guidry Letter Promissory Note
      10.14(a)*      Agreement with Richard Rosenberg
      10.14(b)*      Amendment to Agreement with Richard Rosenberg
      10.14(c)*      Richard Rosenberg - $43,134.39 Promissory Note
      10.15*         Investment Banking and Consulting Agreement with Capstone
                     Partners LLC.
      10.16*         March 7, 1999 $100,000 Promissory Note.
      10.17*         August 25, 1999 Equipment Lease with Preferred Capital
                     Corporation.
      10.18*         December 7, 1999 $100,000 Promissory Note with
                     Private Capital, Inc.
      10.19 (*)      Consulting Agreement dated October 1, 2001 entered into
                     between American Fire Retardant Corp. and Gregory Bartko,
                     Esq.
      23.1**         Consent from HJ Associates & Consultants, LLP
      99.1*          Consumer Product Safety Commission's Notice of Public
                     Hearing and Request for Comments with regard to the
                     proposed rule pertaining to Flame Retardant Chemicals that may be suitable for use in upholstered furniture.
      99.2*          A copy of the Article 1998 Fire Loss in the United States
                     from the NFPA Journal, September/October 1999.
      99.3**         Certification of Stephen F. Owens,  President of American
                     Fire Retardant  Corp.,  pursuant to 18 U.S.C.ss.1350, as
                     adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002
      99.4**         Certification of Stephen F. Owens,  Chief Financial Officer
                     of American Fire Retardant Corp., pursuant to
                     18 U.S.C.ss.1350, as adopted pursuant toss.906 of the
                     Sarbanes-Oxley Act of 2002.
----------
*   Incorporated herein as indicated.
**  Filed herewith.

(b)      Reports on Form 8-K.

         None.





                        Intentionally Left Blank

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN FIRE RETARDANT CORP.

Dated May 15, 2003.

                                    By  /s/  Stephen F. Owens
                                    -----------------------------
                                          Stephen F. Owens
                                          President and Chief Financial Officer


















                            Intentionally Left Blank

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Raoul L. Carroll, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Fire Retardant Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003.


                                    /s/ Raoul L. Carroll
                                    -----------------------------------------
                                    Raoul L. Carroll, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Stephen F. Owens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Fire Retardant Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003.


                                    /s/ Stephen F. Owens
                                    -----------------------------------------
                                    Stephen F. Owens, Chief Financial Officer