Form 10QSB
period 2003-06-30
AMERICAN FIRE RETARDANT CORP
filed 2003-08-19
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from _______ to ________


                        Commission file number: 000-26261


                          AMERICAN FIRE RETARDANT CORP.
                 (Name of small business issuer in its charter)

              Nevada                              88-0382645
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

 9316 Wheatlands Road, Suite C, Santee, California            92071
   Address of principal executive offices)                 (Zip Code)

                                 (619) 258-3640
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2003, was 242,901,286 shares of the issuer's common stock.

      Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                      ---    ---

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION.................................................3
     Item 1.  Financial Statements.............................................3
         Balance Sheet as of June 30, 2003.....................................4
         Statements of Operations as of June 30, 2003..........................6
         Statements of Stockholders' Equity (Deficit)..........................7
         Statement of Cash Flows as of June 30, 2003...........................8
         Notes to Financial Statements........................................10
     Item 2.  Management's Discussion and Analysis or Plan of Operation.......13
     Item 3.  Controls and Procedures.........................................15
PART II - OTHER INFORMATION...................................................15
     Item  1.  Legal Proceedings..............................................15
     Item  2.  Changes in Securities..........................................15
     Item  3.  Defaults Upon Senior Securities................................16
     Item  4.  Submission of Matters to a Vote of Security Holders............16
     Item  5.  Other Information..............................................16
     Item  6.  Exhibits and Reports on Form 8-K...............................16
SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

Set forth below are the balance sheets as of June 30, 2003 (unaudited) and December 31, 2002, and the results of operations for the three months and the six months ended June 30, 2003 and 2002 (unaudited) and cash flows for the six months ended June 30, 2003 and 2002. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                       AMERICAN FIRE RETARDANT CORPORATION
                                 Balance Sheets


                                     ASSETS

                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                             $         -     $     2,938
   Inventory                                             63,598          41,024
   Accounts receivable, net                             488,910         237,385
   Accounts receivable, related                          20,054               -
                                                    ------------    ------------

     Total Current Assets                               572,562         281,347
                                                    ------------    ------------

PROPERTY AND EQUIPMENT, NET                              43,508          67,639
                                                    ------------    ------------

OTHER ASSETS

   Restricted cash                                      432,430         432,430
   Intangible assets, net                                 3,000           7,500
   Deposits                                               6,223           5,938
                                                    ------------    ------------

     Total Other Assets                                 441,653         445,868
                                                    ------------    ------------

     TOTAL ASSETS                                   $ 1,057,723     $   794,854
                                                    ============    ============













   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     June 30,       December 31,
                                                       2003            2002
                                                    ------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES

   Cash overdraft                                   $    17,258     $         -
   Accounts payable                                     293,021         367,243
   Accrued expenses                                   1,740,737       1,840,510
   Shareholder loans                                    275,154         224,038
   Notes payable                                        864,165         580,139
   Capital leases                                         2,200           9,000
   Line of credit                                     1,878,366       1,878,366
                                                    ------------    ------------

     Total Current Liabilities                        5,070,901       4,899,296
                                                    ------------    ------------

     Total Liabilities                                5,070,901       4,899,296
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFFERED STOCK
$0.001 par value; authorized 200,000,000,
42,000,000 and  2,500,000 issued and outstanding,
respectively.                                         1,104,000         250,000
                                                    ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value; 1,800,000,000
   shares authorized, 12,876,286 and 438,158
   shares issued and outstanding, respectively           12,878             438
   Additional paid-in capital                        12,039,969       8,254,437
   Stock subscription receivable                        (56,907)              -
   Accumulated deficit                              (17,113,118)    (12,609,317)
                                                    ------------    ------------

     Total Stockholders' Equity (Deficit)            (5,117,178)     (4,354,442)
                                                    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                              $ 1,057,723     $   794,854
                                                    ============    ============

                                       5
The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                      For the                For the
                                  Six Months Ended       Three Months Ended
                                      June 30,               June 30,
                              --------------------------------------------------
                                  2003        2002         2003         2002
                              ------------------------ -------------------------

NET SALES                      $ 792,666   $  600,126    $ 240,207    $ 326,405

COST OF SALES                    310,409      253,734      115,668      125,837
                              ----------- ------------ ------------ ------------

GROSS MARGIN                     482,257      346,392      124,539      200,568
                              ----------- ------------ ------------ ------------

EXPENSES

  Selling,general and
  administrative               4,396,996    1,692,501    3,216,632    1,222,376
  Payroll expense                333,255       78,210       74,609       41,933
  Travel and entertainment        41,746       51,303       14,103       23,069
  Depreciation and amortiztion
  expense                         28,631       32,634       14,316       15,369
  Bad debt expense                     -          585            -          585
                              ----------- ------------ ------------ ------------

Total Expenses                 4,800,628    1,855,233    3,319,660    1,303,332
                              ----------- ------------ ------------ ------------

LOSS FROM OPERATIONS          (4,318,371)  (1,508,841)  (3,195,121)  (1,102,764)
                              ----------- ------------ ------------ ------------

OTHER INCOME (EXPENSES)

  Loss on disposal of assets           -      (30,101)           -      (30,101)
  Rental Income                        -        6,000            -        4,500
  Miscellaneous Income            16,125          422       15,150          422
  Interest expense              (201,555)    (200,364)    (107,735)     (87,866)
                              ----------- ------------ ------------ ------------

Total Other Income (Expenses)   (185,430)    (224,043)     (92,585)    (113,045)
                              ----------- ------------ ------------ ------------

LOSS BEFORE INCOME TAXES      (4,503,801)  (1,732,884)  (3,287,706)  (1,215,809)

PROVISION FOR INCOME TAXES             -            -            -            -
                             ------------ ------------ ------------ ------------

NET LOSS                     $(4,503,801) $(1,732,884) $(3,287,706) $(1,215,809)
                             ============ ============ ============ ============

BASIC LOSS PER SHARE         $     (1.34) $    (83.33) $     (0.52) $    (43.83)
                             ============ ============ ============ ============

BASIC WEIGHTED AVRAGE SHARES   3,353,176       20,796    6,267,346       27,741
                             ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)



                                  Common Stock       Additional
                              ---------------------  Paid-in        Accumulated
                               Shares       Amount   Capital          (Deficit)
                              -----------  --------  -----------  --------------

Balance, December 31, 2002       438,158   $   438   $ 8,254,437  $ (12,609,317)

Common stock issued for
services (unaudited)          10,438,133    10,440     3,568,260              -

Cancelled shares (unaudited)          (5)        -        (5,000)             -

Options exercised (unaudited)  2,000,000     2,000       222,272              -

Net loss for the six months
ended June 30,2003 (unaudited)         -         -             -     (4,503,801)
                              -----------  --------  ------------  -------------

Balance, June 30, 2003
(unaudited)                   12,876,286   $12,878   $12,039,969   $(17,113,118)
                              ===========  ========  ============  =============


The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Six Months Ended
                                                               June 30,
                                                   -----------------------------
                                                         2003            2002
                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $ (4,503,801)    $(1,732,884)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Common stock issued for services                 3,607,172         677,800
     Convertible preferred stock issued for services    200,000               -
     Amortization of deferred compensation                    -         465,695
     Depreciation and amortization                       28,631          32,634
     Loss on disposal of assets                               -          30,101

   Change in Assets and Liabilities:
     (Increase) decrease in accounts receivable        (271,579)        111,059
     (Increase) in deposits                                (285)              -
     (Increase) decrease in inventory                   (22,574)         40,247
     Decrease in prepaid expenses and intangibles             -             660
     (Increase) in restricted cash                            -         (12,886)
     Decrease in accounts payable                       (74,222)          6,523
     Increase in accrued expenses                       554,227          91,456
                                                   -------------     -----------

       Net Cash Used by Operating Activities           (482,431)       (289,595)
                                                   -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                          -               -
                                                   -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in cash overdraft                 17,258         (20,826)
   Proceeds from notes payable - related                 51,116               -
   Payments on notes payable - related                        -         (10,053)
   Cancellation of common stock                          (5,000)              -
   Proceeds from sale of common stock                   138,893         226,500
   Proceeds from notes payable                          284,026          45,318
   Proceeds from lines of credit                              -          56,026
   Payments on notes payable                                  -          (2,100)
   Payments on capital lease                             (6,800)              -
                                                   -------------     -----------

       Net Cash Provided by Financing Activities        479,493         294,865
                                                   -------------     -----------

NET INCREASE (DECREASE) IN CASH                          (2,938)          5,270

CASH AT BEGINNING OF PERIOD                               2,938               -
                                                   -------------     -----------

CASH AT END OF PERIOD                              $          -      $    5,270
                                                   =============     ===========


The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                      For the Six Months Ended
                                                               June 30,
                                                   -----------------------------
                                                        2003            2002
                                                   -------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

   Interest                                        $    201,555     $   200,364
   Income taxes                                    $          -     $         -

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services                $  3,459,034     $   677,800
   Convertible preferred stock issued for
   services                                        $    200,000     $ 2,123,500
   Convertible preferred stock issued for
   satisfaction of accrued expenses                $    654,000     $         -









The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 1 -      BASIS OF PRESENTATION

              The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

              These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $17,113,118, as well as current liabilities in excess of current assets of $4,499,339, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -      SUBSEQUENT EVENTS

              Subsequent to June 30, 2003, the Company issued 109,925,000 shares of common stock for services and 45,000,000 to employees as a result of the exercise of stock options issued pursuant to the Company's employee incentive plan.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 4 - COMMITMENTS AND CONTINGENCIES

              Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employee consultants for services rendered during the years ended December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at December 31, 2002 and issued stock subsequent to December 31, 2002 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements. During the first and second quarters of 2003, the Company filed the necessary registration statements and is currently in compliance.

NOTE 5 -      CONCENTRATIONS OF RISK

              Major Customers

              Net sales for the six months ended June 30, 2003 and 2002 include sales to the following major customers, together with the receivables due from those customers:

Net Sales
                                                               June 30,
                                                   -----------------------------
                                                         2003            2002
                                                   -------------   -------------

              Customer A                           $    354,074     $         -
              Customer B                                102,360               -
                                                   -------------   -------------

                                                   $    456,434     $         -
                                                   =============   =============

                                                                       Trade
                                                                     Receivable
                                                                      Balance
                                                                      June 30,
                                                                        2003

              Customer A                                            $   297,996
              Customer B                                                 65,227
                                                                   -------------

                                                                    $   363,223
                                                                   =============

         Because of the nature of the Company's business, the major customers may vary.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 6 - REVERSE SPLIT

         On June 19, 2003, the Company approved a one-for-two hundred reverse stock split. The reverse split became effective June 27, 2003. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

NOTE 7 - EMPLOYEE STOCK INCENTIVE PLAN

         During the quarter the Company approved an employee stock incentive plan. The plan allows officers and employees of the Company to receive options to purchase common stock of the company and to receive grants of common stock subject to certain restrictions. The purpose of the plan is to provide employees who make significant or extraordinary contributions to the long term growth and performance of the Company with equity based compensations incentives.

         During the quarter ended June 30, 2003 the company issued 2,000,000 options to employees under this plan. All options were exercised during the quarter.

NOTE 8 - RELATED COMPANIES

         The Company has entered into an arrangement with a related entity for the development, manufacturing and distribution of a new product. As of June 30, 2003, there had been no sales of this product and the Company had loaned $1,000 for development, manufacturing and distribution activities associated with this product. The principal shareholder and officer of the related entity is also an officer and shareholder of the Company.

         The Company has entered into an additional arrangement with a separate related entity located in Mexico that allows the Mexican entity rights to all proprietary properties, technologies and products of the Company including sale and distribution of the Company's products in Mexico. As of June 30, 2003, there had been no sale or distribution of the Company's products in Mexico pursuant to this arrangement. Through June 30, 2003, the Company had loaned $19,054 to this entity. The principal shareholder and officer of this related Mexican entity is also an officer and shareholder of the Company.

NOTE 9 - SETTLEMENT ON DISPUTED JOB

         The Company has agreed to pay a general contractor $210,000 to settle a dispute over work done for the general contractor. During the course of performing the work, the Company and the general contractor became involved in a dispute over the scope-of-work remaining to be performed. Due to this dispute, the Company left the job without completing the work. On June 6, 2003, the Company and the general contractor came to an agreement that the Company will pay the general contractor $210,000 to settle all matter concerning the non-completion of work. This settlement is to be paid in eleven payments and delinquent payments will be subject to a 10% interest rate. The Company has subsequently paid $60,000 on this settlement with nine payments remaining.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

         This quarterly report on Form 10-QSB of American Fire Retardant Corp., a Nevada corporation (the "Company"), for the three months and six months ended June 30, 2003, contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Changes in Financial Condition

         The balance of current assets at December 31, 2002 was $281,347 compared to a balance of $572,562 at June 30, 2003. The balance of current liabilities was $4,899,296 and $5,070,901, respectively, for the same periods. The resulting current ratio at December 31, 2002 was .06 to 1. The current ratio at June 30, 2003 was .11 to 1. The current ratio indicates that the Company's ability to pay its obligations has improved over the course of the first two quarters of 2003.

         The increase of current assets at June 30, 2003 over December 31, 2002 is principally the result of a net increase in accounts receivable due to working the large construction job at the Miami International Airport and an increase in other sales.

         The balance of accounts receivable at June 30, 2003 was $488,910, an increase of $251,525 from the period ended December 31, 2002. The receivables increased due to the increase in sales primarily due to the construction job at the Miami International Airport.

         The increase in current liabilities of $171,605 is mainly due to the Company reaching a settlement of a dispute with a general contractor for whom the Company had performed worked. The Company used cash of $482,431 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

         $517,969 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company previously submitted Offers in Compromise to the IRS which were voided in the second quarter of 2001. The Company has negotiated an installment plan with the IRS and is current with that installment plan and on its payroll tax obligations for the year 2003.

         At June 30, 2003 the Company needed approximately $2,000,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.


Results of Operations

         For the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

         The Company's net sales decreased by $86,198 through June 30, 2003 compared to the same period in 2002. This is a decrease of 26.4% and is mainly due to a first-tier sub-contractor the Company was working for who was removed from the job by the general contractor. Due to their removal, work was stopped early in the second quarter of 2003 and revenues were not generated. The first-tier sub-contractor has subsequently been replaced and the Company anticipates resuming work and generating significant additional revenues in the third quarter of 2003. The gross margin for the period in 2003 was 51.8% of sales compared to 61.5% for the same period in 2002. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $1,994,256 or 163.1% for the period ended June 30, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have increased by $32,676 for the three months ended June 30, 2003 or 77.9%, as compared with the same period in 2002.

         Management is seeking to increase the Company's marketing efforts in the coming year. In particular, the Company is increasing its' marketing efforts in introducing TreeSafe to the consumer. TreeSafe is a fire-retardant for Christmas trees that prevents them from combusting. However, the Company is also subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

         For the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

         The Company's net sales increased by $192,540 through June 30, 2003 compared to the same period in 2002. This is an increase of 32.1% and is due to the Company working one large job and increasing sales of its other fire retardant products. The gross margin for the period in 2003 was 60.8% of sales compared to 57.7% for the same period in 2002. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

         The Company's selling, general and administrative expenses increased by $2,704,495 or 159.8% for the period ended June 30, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have increased by $255,045 for the year to date period or 326.1%, as compared with the same period in 2002. This increase is mainly due to issuing preferred stock to Stephen F. Owens for a bonus paid to Mr. Owens for services performed. The Company feels this bonus is deserved as Mr. Owens has not received any salary for almost two years and has provided significant funds for the Company to continue its development and operations.

         Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.


External and Internal Sources of Liquidity

          As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company's revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company's operations, certain significant stockholders, including Stephen F. Owens, a director, chief financial officer and controlling stockholder of the Company, continues to provide the Company the funds needed to continue its development and operations. To the extent the Company's revenue shortfall exceeds this stockholder's willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital

         Management anticipates that the Company's current financing strategy of private debt and equity offering, along with increased sales will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate current business operations as well as a number of new prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

         (a)      Evaluation of Disclosure Controls and Procedures.
                  ------------------------------------------------

                  The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of August 19, 2003, and they have concluded that these controls and procedures are effective.

         (b)      Changes in Internal Controls.
                  ----------------------------

                  There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 19, 2003.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As of the date of this report, the Company had a court judgment from San Diego Superior Court, dated December 16, 2002 with the plaintiff being Ahern Rentals, Inc., a corporation, for unpaid liabilities in the amount of $11,082.80. The Company is currently in an installment payment plan with the plaintiff and is current on that plan. The Company also had a judgment against it in Los Angeles Superior Court, dated October 3, 2002, with the plaintiff being United Rentals, Inc. fdba Hi-Reach, for unpaid liabilities in the amount of $8,766.88 from a job that the Company was not paid for. The Company has paid off that debt. The Company also had a judgment against it in El Cajon Superior Court dated September 11, 2002, with the plaintiff being USF Bestway, Inc. for unpaid liabilities in the amount of $14,663.86. The Company is currently in an installment payment plan with the plaintiff and is current on that plan and has a balance of only $3,663.86 still owing. All liabilities involved in these proceedings are recorded as liabilities on the Company's financial statements.

Item 2.  Changes in Securities.

         The Company issued 25,000,000 shares of Series A Preferred Stock to Stephen F. Owens, its President and Director, on June 16, 2003 for repayment of loans made to the Company. The purchase and sale of the preferred stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.There was no general solicitation for the purchase of the securities. Mr. Owens is an officer, director and controlling stockholder of the Registrant, and an accredited investor, as defined in the Securities Act and had access to all information with respect to the Registrant as required by the Securities Act. Mr. Owens also took his shares for investment purposes without a view to distribution. The Registrant's securities were sold only to Mr. Owens, with whom the Registrant had a direct personal preexisting relationship. Finally, the Registrant's stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer."


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

    Exhibit No.                       Identification of Exhibit

      2.1 (a)*       Certificate of Merger from the State of Wyoming
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.1 (b)*       Certificate of Merger from the State of Louisiana
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.1 (c)*       Articles of Merger regarding Merger of AFRC  Louisiana with and into AFRC Wyoming.
      2.1 (d)*       Acquisition Agreement and Plan of Merger regarding
                     Merger of AFRC Louisiana with and into AFRC Wyoming.
      2.2 (a)*       Certificate of Merger from the State of Florida
                     regarding Merger of AFRC Florida with and into AFRC
                     Wyoming.
      2.2 (b)*       Certificate of Merger from the State of Wyoming
                     regarding Merger of AFRC Louisiana with and into AFRC
                     Wyoming.
      2.2 (c)*       Florida Articles of Merger regarding Merger of AFRC
                     Louisiana with and into AFRC Wyoming.
      2.2 (d)*       Wyoming Articles of Merger regarding Merger of AFRC
                     Louisiana with and into AFRC Wyoming.
      2.2 (e)*       Acquisition Agreement and Plan of Merger regarding Merger
                     of AFRC Florida with and into AFRC Wyoming.
      2.3 (a)*       Articles of Merger regarding Merger regarding Merger
                     of AFRC Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
      2.3 (b)*       Acquisition Agreement and Plan of Merger regarding
                     Merger of AFRC Wyoming with and into AFRC Nevada (the
                     Company) to change the Domicile of the Company.
      3.1*           Articles of Incorporation of American Fire Retardant Corp.
                     filed on January 20, 1998.
      3.2*           Restated By-laws of American Fire Retardant Corp.
      3.3*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Florida.
      3.4*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Louisiana.
      3.5*           Statement and Designation of American Fire Retardant Corp.,
                     as a Foreign Corporation in California.
      3.6*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Colorado.
      3.7*           Qualification of American Fire Retardant Corp., as a
                     Foreign Corporation in the State of Mississippi.
      3.8*           Certificate of Amendment to Articles of Incorporation of
                     American Fire Retardant Corp., dated January 16, 2002.
      10.1 (a)*      Letter of Intent between American Fire Retardant Corp., and
                     Fabritek Industries, LLC.

      Exhibit No.                       Identification of Exhibit


      10.1 (b)*      Amendment to Letter of Intent between American Fire
                     Retardant Corp., and Fabritek Industries, LLC.
      10.2*          Royalty Agreement between American Fire Retardant Corp.,
                     and Norman O. Houser.
      10.3*          Sale, Assignment and Assumption Agreement between American
                     Fire Retardant Corp. and Patrick L. Brinkman with regard
                     to the purchase of manufacturing rights to De-Fyre X-238.
      10.4 (a)*      Merchant Service Agreement between American Fire Retardant
                     Corp., and St. Martin Bank.
      10.4 (b)*      St. Martin Bank $100,090 Promissory Note Dated
                     March 11, 1997.
      10.4 (c)*      Edward E. Friloux Commercial Guaranty to St. Martin
                     Bank re: $100,090 Promissory Note.
      10.4 (d)*      Stephen F. Owens Commercial Guaranty to St. Martin Bank re:
                     $100,090 Promissory Note.
      10.4 (e)*      Angela  M. Raidl Commercial Guaranty to St. Martin Bank re:
                     $100,090 Promissory Note.
      10.4 (f)*      St. Martin Bank $250,000 Promissory Note Dated
                     May 21, 1998.
      10.4 (g)*      St. Martin Bank Business Loan Agreement Dated
                     August 18, 1998.
      10.4 (h)*      St. Martin Bank $172,725.73 Promissory Note Dated
                     August 18, 1998.
      10.4 (i)*      Edward E. Friloux Commercial Guaranty to St. Martin
                     Bank re: $172,725.73 Promissory Note.
      10.4 (j)*      Stephen F. Owens Commercial  Guaranty  to St. Martin Bank
                     re: $172,725.73 Promissory Note.
      10.4 (k)*      Angela M. Raidl Commercial Guaranty to St. Martin Bank re:
                     $172,725.73 Promissory Note.
      10.4 (l)*      St.  Martin Bank Commercial Pledge  Agreement re:
                     $172,725.72 Promissory Note.
      10.4 (m)*      St. Martin Bank Pledge of Collateral Mortgage Note re:
                     $172,725.72 Promissory Note.
      10.4 (n)*      St. Martin Bank Agreement to Provide Insurance
                     re: $172,725.72 Promissory Note.
      10.4 (o)*      St. Martin Bank - Collateral Mortgage re:
                     $172,725.72 Promissory Note.
      10.4 (p)*      St. Martin Bank - $54,059.29 Promissory Note dated
                     February 4, 1999.
      10.5 (a)*      Private Capital, Inc. - Purchase and Security Agreement
                     dated April 17, 1997.
      10.5 (b)*      Private Capital, Inc. - Angela M. Raidl Continuing
                     Guaranty & Waiver.
      10.5 (c)*      Private Capital, Inc. - Stephen F. Owens and Edward E.
                     Friloux Continuing Guaranty & Waiver.
      10.6 (a)*      Bank of Erath $15,030 Promissory Note Dated June 16, 1997.
      10.6 (b)*      Bank of Erath Loan Extension Agreement Dated
                     October 20, 1998.
      10.7*          American Fire Retardant Corp. - El Cajon, California
                     Industrial Lease
      10.8 (a)*      Whitney Bank - $74,400 Secured Promissory Note
      10.8 (b)*      Whitney Bank - Collateral Mortgage, Security Agreement and
                     Assignment of Leases and Rents
      10.9*          American Fire Retardant Corp. - Standard Lease for
                     Louisiana Corporate Apartment
      10.10*         Oil, Gas & Mineral Lease with Penwell Energy Inc.
      10.11(a)*      Whitney National Bank - $42,888.46 Promissory Note
      10.11(b)*      Whitney National Bank - Security Agreement
      10.12*         Presidio Capital Consulting Agreement
      10.13*         Warren Guidry Letter Promissory Note
      10.14(a)*      Agreement with Richard Rosenberg
      10.14(b)*      Amendment to Agreement with Richard Rosenberg
      10.14(c)*      Richard Rosenberg - $43,134.39 Promissory Note
      10.15*         Investment Banking and Consulting Agreement with Capstone
                     Partners LLC.
      10.16*         March 7, 1999 $100,000 Promissory Note.
      10.17*         August 25, 1999 Equipment Lease with Preferred Capital
                     Corporation.
      10.18*         December 7, 1999 $100,000 Promissory Note with Private
                     Capital, Inc.
      10.19 (*)      Consulting Agreement dated October 1, 2001 entered into
                     between American Fire Retardant Corp. and Gregory-
                     Bartko, Esq.
      23.1**         Consent from HJ Associates & Consultants, LLP.

      Exhibit No.                 Identification of Exhibit


      31.1** Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C.ss. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2** Certification of Stephen F. Owens, Chief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1** Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C.S. 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
      32.2** Certification of Stephen F. Owens, hief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C.S. 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
----------
*   Incorporated herein as indicated.
**  Filed herewith.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN FIRE RETARDANT CORP.

Dated August 18, 2003.

                                       By  /s/  Stephen F. Owens
                                      --------------------------------------
                                       Stephen F. Owens
                                       President and Chief Financial Officer


















                            Intentionally Left Blank

                                                                    Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Raoul L. Carroll, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of American Fire Retardant Corp.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 18, 2003



                                                        By/s/Raoul Carroll
                                                        -----------------------
                                                        Raoul L. Carroll
                                                        Chief Executive Officer

                                                                    Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen F. Owens, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of American Fire Retardant Corp.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 18, 2003



                                                        By/s/Stephen F. Owens
                                                        -----------------------
                                                        Stephen F. Owens
                                                        Chief Financial Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of American Fire Retardant Corp., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raoul L. Carroll, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 18, 2003

                                   By  /s/ Raoul L. Carroll
                                   -------------------------
                                   Raoul L. Carroll
                                   Chief Executive Officer

Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of American Fire Retardant Corp., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen F. Owens, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 18, 2003



                                       By  /s/ Stephen F. Owens
                                       ------------------------
                                       Stephen F. Owens
                                       Chief Financial Officer