Form 10QSB
period 2003-09-30
AMERICAN FIRE RETARDANT CORP
filed 2003-11-18
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  2003.

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                           --

     The number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 2003, was 2,357,401,286 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                            ---

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   3
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . .   3
    Balance Sheet as of September 30, 2003 . . . . . . . . . . . . . . .   4
    Statements of Operations as of September 30, 2003. . . . . . . . . .   6
    Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . .   7
    Statement of Cash Flows as of September 30, 2003 . . . . . . . . . .   8
    Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .  10
  Item 2.  Management's Discussion and Analysis or Plan of Operation . .  15
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . .  17
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  17
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  17
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .  18
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .  18
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  18
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . .  18
  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  18
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  22
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  23

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

Set forth below are the balance sheets as of September 30, 2003 (unaudited) and December 31, 2002, and the results of operations for the three months and the nine months ended September 30, 2003 and 2002 (unaudited) and cash flows for the nine months ended September 30, 2003 and 2002. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           AMERICAN FIRE RETARDANT CORPORATION
                                     Balance Sheets


                                         ASSETS
                                         ------


                                                          September 30,    December 31,
                                                              2003             2002
                                                         ---------------  --------------
                                                           (Unaudited)
CURRENT ASSETS

  Cash                                                   $       96,745   $       2,938
  Inventory                                                      61,122          41,024
  Accounts receivable, net                                      289,501         237,385
  Loan receivable, related                                       21,337               -
                                                         ---------------  --------------

    Total Current Assets                                        468,705         281,347
                                                         ---------------  --------------

PROPERTY AND EQUIPMENT, NET                                      34,082          67,639
                                                         ---------------  --------------

OTHER ASSETS

  Restricted cash                                               432,430         432,430
  Intangible assets, net                                          3,000           7,500
  Deposits                                                        6,223           5,938
                                                         ---------------  --------------

    Total Other Assets                                          441,653         445,868
                                                         ---------------  --------------

    TOTAL ASSETS                                         $      944,440   $     794,854
                                                         ===============  ==============


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)



                                                          September 30,    December 31,
                                                              2003             2002
                                                         ---------------  --------------
                                                           (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                       $      234,721   $     367,243
  Accrued expenses                                            1,761,346       1,840,510
  Shareholder loans                                             310,994         224,038
  Notes payable                                                 856,252         580,139
  Capital leases                                                      -           9,000
  Line of credit                                              1,878,366       1,878,366
                                                         ---------------  --------------

    Total Current Liabilities                                 5,041,679       4,899,296
                                                         ---------------  --------------

    Total Liabilities                                         5,041,679       4,899,296
                                                         ---------------  --------------

COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
  $0.001 par value; authorized 500,000,000,
  42,000,000 and 2,500,000 issued and outstanding,
  respectively                                                1,104,000         250,000
                                                         ---------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value; 9,800,000,000 shares
   authorized, 1,652,901,286 and 438,158 shares issued
   and outstanding, respectively                              1,652,902             438
  Additional paid-in capital                                 15,524,204       8,254,437
  Stock subscription receivable                                 (15,912)              -
  Accumulated deficit                                       (22,362,433)    (12,609,317)
                                                         ---------------  --------------

    Total Stockholders' Equity (Deficit)                     (5,201,239)     (4,354,442)
                                                         ---------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                    $      944,440   $     794,854
                                                         ===============  ==============

                                AMERICAN FIRE RETARDANT CORPORATION
                                     Statements of Operations
                                            (Unaudited)


                                                   For the                       For the
                                              Nine Months Ended             Three Months Ended
                                                 September 30,                 September 30,
                                          -------------  ------------  -------------  ------------
                                              2003           2002          2003           2002
                                          -------------  ------------  -------------  ------------


NET SALES                                 $    919,168   $   733,924   $    232,340   $   133,798

COST OF SALES                                  522,611       322,510        212,202        68,776
                                          -------------  ------------  -------------  ------------

GROSS MARGIN                                   396,557       411,414         20,138        65,022
                                          -------------  ------------  -------------  ------------

EXPENSES

  Selling, general and administrative        9,338,250     3,407,715      4,941,254     1,648,740
  Payroll expense                              416,193       122,230         82,938        44,020
  Travel and entertainment                      95,994        55,428         54,248         4,125
  Depreciation and amortization expense         40,858        49,324         12,227        16,690
  Bad debt expense                                   -       126,000              -       125,415
                                          -------------  ------------  -------------  ------------

    Total Expenses                           9,891,295     3,760,697      5,090,667     1,838,990
                                          -------------  ------------  -------------  ------------

LOSS FROM OPERATIONS                        (9,494,738)   (3,349,283)    (5,070,529    (1,773,968)
                                          -------------  ------------  -------------  ------------

OTHER INCOME (EXPENSES)

  Loss on disposal of assets                         -       (30,101)             -             -
  Rental Income                                      -         6,000              -             -
  Miscellaneous Income (Expense)                15,505           437           (620)           15
  Interest expense                            (273,883)     (201,661)       (72,328)      (67,770)
                                          -------------  ------------  -------------  ------------

    Total Other Income (Expenses)             (258,378)     (225,325)       (72,948)      (67,755)
                                          -------------  ------------  -------------  ------------

LOSS BEFORE INCOME TAXES                    (9,753,116)   (3,574,608)    (5,143,477)   (1,841,723)

PROVISION FOR INCOME TAXES                           -             -              -             -
                                          -------------  ------------  -------------  ------------

NET LOSS                                  $ (9,753,116)  $(3,574,608)  $ (5,143,477)  $(1,841,723)
                                          =============  ============  =============  ============

BASIC LOSS PER SHARE                      $      (0.05)  $   (116.03)  $      (0.01)  $    (36.47)
                                          =============  ============  =============  ============

BASIC WEIGHTED AVERAGE SHARES              188,246,817        30,808    557,929,583        50,506
                                          =============  ============  =============  ============

                               AMERICAN FIRE RETARDANT CORPORATION
                          Statements of Stockholders' Equity (Deficit)


                                                Common Stock          Additional
                                         --------------  ----------    Paid-in      Accumulated
                                             Shares        Amount      Capital       (Deficit)
                                         --------------  ----------  ------------  -------------
Balance, December 31, 2002                     438,158   $      438  $ 8,254,437   $(12,609,317)

Common stock issued for services
 (unaudited)                             1,196,713,133    1,196,714    6,408,950              -

Cancelled shares (unaudited)                        (5)           -       (5,000)             -

Options exercised (unaudited)              455,750,000      455,750      865,817              -

Net loss for the nine months
 ended September 30, 2003 (unaudited)                -            -            -     (9,753,116)
                                         --------------  ----------  ------------  -------------

Balance, September 30, 2003 (unaudited)  1,652,901,286   $1,652,902  $15,524,204   $(22,362,433)
                                         ==============  ==========  ============  =============

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $(9,753,116)  $(3,574,608)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Common stock issued for services                   7,450,859     1,111,960
    Convertible preferred stock issued for services      200,000             -
    Amortization of deferred compensation                      -     1,497,467
    Depreciation and amortization                         40,858        49,324
    Loss on disposal of assets                                 -        30,101
  Change in Assets and Liabilities:
    (Increase) decrease in accounts receivable           (73,453)      289,584
    (Increase) in deposits                                  (285)            -
    (Increase) decrease in inventory                     (20,098)       52,173
    (Increase) in restricted cash                              -       (12,886)
    Increase (decrease) in accounts payable             (132,522)       31,662
    Increase in accrued expenses                         574,837       251,539
                                                     ------------  ------------

      Net Cash Used by Operating Activities           (1,712,920)     (273,684)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                      (2,801)            -
                                                     ------------  ------------

      Net Cash Used by  Investing Activities              (2,801)            -
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                        -       (20,826)
  Proceeds from notes payable - related                   86,955             -
  Payments on notes payable - related                          -       (10,053)
  Cancellation of common stock                            (5,000)            -
  Proceeds from sale of common stock                     138,893       226,500
  Proceeds from common stock options                   1,321,567             -
  Proceeds from notes payable                            352,780        36,832
  Proceeds from lines of credit                                -        56,026
  Payments on notes payable                              (76,667)       (2,100)
  Payments on capital lease                               (9,000)            -
                                                     ------------  ------------

      Net Cash Provided by Financing Activities        1,809,528       286,379
                                                     ------------  ------------

NET INCREASE  IN CASH                                     93,807        12,695

CASH AT BEGINNING OF PERIOD                                2,938             -
                                                     ------------  ------------

CASH AT END OF PERIOD                                $    96,745   $    12,695
                                                     ============  ============

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2003        2002
                                                       ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                             $  273,883  $  201,661
  Income taxes                                         $        -  $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services                     $7,450,859  $1,111,960
  Convertible preferred stock issued for services      $  200,000  $        -
  Convertible preferred stock issued for satisfaction
   of accrued expenses                                 $  654,000  $2,075,600

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $22,362,433, as well as current liabilities in excess of current assets of $4,752,974, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -  SUBSEQUENT EVENTS

          Subsequent to September 30, 2003, the Company issued 252,500,000 shares of common stock for services, 400,000,000 shares to employees as a result of the exercise of stock options issued pursuant to the Company's employee incentive plan and 52,000,000 shares for extinguishment of debt.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employee consultants for services rendered during the years ended December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at December 31, 2002 and issued stock subsequent to December 31, 2002 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements. During the first and second quarters of 2002 the Company filed the necessary registration statement, and is currently in compliance.

NOTE 5 -  CONCENTRATIONS OF RISK

          Major Customers
          ----------------

          Net sales for the nine months ended September 30, 2003 and 2002 include sales to the following major customers, together with the receivables due from those customers:


                           September 30,
                      ------------------------
                        2003         2002
                      --------  --------------
          Customer A  $309,156  $            -
          Customer B   145,356               -
                      --------  --------------

                      $454,512  $            -
                      ========  ==============


                                    Trade
                                  Receivable
                                   Balance
                                 September 30,
                                     2003
                                --------------

          Customer A            $      106,920
          Customer B                    70,316
                                --------------

                                $      177,236
                                ==============


          Because of the nature of the Company's business, the major customers may vary.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 6 -  REVERSE SPLIT

          On June 27, 2003, the Company approved a one for two hundred reverse stock split. The reverse split became effective the same day. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

NOTE 7 -  EMPLOYEE STOCK INCENTIVE PLAN

          During the second quarter 2003 the Company approved an employee stock incentive plan. The plan allows officers and employees of the Company to receive options to purchase common stock of the company and to receive grants of common stock subject to certain restrictions. The purpose of the plan is to provide employees who make significant or extraordinary contributions to the long term growth and performance of the Company with equity based compensations incentives.

          During the period ended September 30, 2003 the company issued 455,750,000 options to employees under this plan. All options were exercised during the period.

NOTE 8 -  RELATED COMPANIES

          The Company has entered into an arrangement with a related entity for the development, manufacturing and distribution of a new product. As of September 30, 2003, there had been no sales of this product and the Company had loaned $1,100 for development, manufacturing and distribution activities associated with this product. The principal shareholder and officer of the related entity is also an officer and shareholder of the Company.

          The Company has entered into an additional arrangement with a separate related entity located in Mexico that allows the Mexican entity rights to all proprietary properties, technologies and products of the Company including sale and distribution of the Company's products in

                      AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

          Mexico. As of September 30, 2003, there had been no sale or distribution of the Company's products in Mexico pursuant to this arrangement. Through September 30, 2003, the Company had loaned $20,237 to this entity. The principal shareholder and officer of this related Mexican entity is also an officer and shareholder of the Company.

NOTE 9 -  SETTLEMENT ON DISPUTED JOB

          The Company has agreed to pay a general contractor $210,000 to settle a dispute over work done for the general contractor. On September 6, 2003, the Company and the general contractor came to an agreement that the Company will pay the general contractor $210,000 to settle all matters concerning the non-completion of work. This settlement is to be paid in eleven payments and delinquent payments will be subject to a 10% interest rate. The Company has subsequently paid $76,667 on this settlement with eight payments remaining. The Company is current with all payments on this obligation.

                      AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 10 - ERROR IN ACCOUNTING ESTIMATE

          Due to an error in accounting estimate on one of the Company's construction contracts, the Company's second quarter 2003 Statements of Operations were affected as follows:

     Six months ended June 30, 2003     As Reported    Adjustments     Restated
                                       -------------  -------------  ------------
          Net sales                    $    792,666   $   (105,838)  $   686,828

          Gross Margin                      482,257       (105,838)      376,419

          Loss from operation            (4,318,371)      (105,838)   (4,424,209)

          Net loss                       (4,503,801)      (105,838)   (4,609,639)

          Basic loss per share         $      (1.34)  $      (0.03)  $     (1.37)


     Three months ended June 30, 2003  As Reported    Adjustments    Restated
                                       -------------  -------------  ------------

          Net sales                    $    240,207   $   (105,838)  $   134,369

          Gross margin                      124,539       (105,838)       18,701

          Loss from operations           (3,195,121)      (105,838)   (3,300,959)

          Net loss                       (3,287,706)      (105,838)   (3,393,544)

          Basic loss per share         $      (0.52)  $      (0.02)  $     (0.54)


     The effect of this error in estimate has been reversed in the third quarter of 2003. The change will have no effect on future periods.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

Forward-Looking  Information

     This quarterly report on Form 10-QSB of American Fire Retardant Corp., a Nevada corporation (the "Company"), for the three months and nine months ended September 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

CHANGES  IN  FINANCIAL  CONDITION

     The balance of current assets at December 31, 2002 was $281,347 compared to a balance of $468,705 at September 30, 2003. The balance of current liabilities was $4,899,296 and $5,041,679, respectively, for the same periods. The resulting current ratio at December 31, 2002 was .06 to 1. The current ratio at September 30, 2003 was .09 to 1. The current ratio indicates that the Company's ability to pay its obligations has improved over the course of the first three quarters of 2003.

     The increase of current assets at September 30, 2003 over December 31, 2002 is principally the result of a net increase in accounts receivable due to working the large construction job at the Miami International Airport and an increase in other sales.

     The balance of accounts receivable at September 30, 2003 was $289,501, an increase of $52,116 from the period ended December 31, 2002. The receivables increased mainly due to the increase in sales from the construction job at the Miami International Airport.

     The increase in current liabilities of $142,383 is mainly due to the Company reaching a settlement of a dispute with a general contractor for whom the Company had performed worked. The Company used cash of $1,712,920 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

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

     At September 30, 2003 the Company needed approximately $2,000,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.

RESULTS  OF  OPERATIONS

     For the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

     The Company's net sales increased by $98,542 through September 30, 2003 compared to the same period in 2002. This is an increase of 73.6% and is mainly a result of returning to the job in Miami. The gross margin for the period in 2003 was 8.7% of sales compared to 48.6% for the same period in 2002. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company's selling, general and administrative expenses increased by $3,292,514 or 199.7% for the period ended September 30, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have increased by $38,918 for the three months ended September 30, 2003 or 88.4%, as compared with the same period in 2002.

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

     For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     The Company's net sales increased by $185,244 through September 30, 2003 compared to the same period in 2002. This is an increase of 25.24% and is due to the Company working one large job and increasing sales of its other fire retardant products. The gross margin for the period in 2003 was 43.14% of sales compared to 57.7% for the same period in 2002. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company's selling, general and administrative expenses increased by $5,930,535 or 174% for the period ended September 30, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have increased by $293,963 for the year to date period or 240.5%, as compared with the same period in 2002. This increase is mainly due to issuing preferred stock to Stephen F. Owens for a bonus paid to Mr. Owens for services performed in the first two quarters. The Company feels this bonus is deserved as Mr. Owens has not received any salary for almost two years and has provided significant funds for the Company to continue its development and operations.

     Management has increased the Company's marketing efforts in the third quarter and will be doing so in the fourth quarter, especially in regards to TreeSafe and anticipates a successful holiday season in that same regard.
However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

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

ITEM  3.  CONTROLS  AND  PROCEDURES.

     As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     As of the date of this report, the Company had a court judgment from San Diego Superior Court, dated December 16, 2002 with the plaintiff being Ahern Rentals, Inc., a corporation, for unpaid liabilities in the amount of $11,082.80. The Company is currently in an installment payment plan with the plaintiff and is current on that plan with a balance owing of $3,533.21. The Company also had a judgment against it in Los Angeles Superior Court, dated
October 3, 2002, with the plaintiff being United Rentals, Inc. fdba Hi-Reach, for unpaid liabilities in the amount of $8,766.88 from a job that the Company was not paid for. The Company has paid off that debt. The Company also had a judgment against it in El Cajon Superior Court dated September 11, 2002, with the plaintiff being USF Bestway, Inc. for unpaid liabilities in the amount of $14,663.86. The Company has paid off that debt. All liabilities involved in these proceedings were recorded as liabilities on the Company's financial statements.

ITEM  2.  CHANGES  IN  SECURITIES.

     None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.





EXHIBIT NO.                                 IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------
2.1 (a)*     Certificate of Merger from the State of Wyoming regarding Merger of AFRC
             Louisiana with and into AFRC Wyoming.
2.1 (b)*     Certificate of Merger from the State of Louisiana regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.1 (c)*     Articles of Merger regarding Merger of AFRC  Louisiana with and into AFRC Wyoming.
2.1 (d)*     Acquisition Agreement and Plan of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (a)*     Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC Wyoming.
2.2 (b)*     Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (c)*     Florida Articles of Merger regarding Merger of AFRC  Louisiana with and into AFRC Wyoming.
2.2 (d)*     Wyoming Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (e)*     Acquisition Agreement and Plan of Merger regarding Merger of AFRC Florida with and into AFRC Wyoming.
2.3 (a)*     Articles of Merger regarding Merger regarding Merger of AFRC
             Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
2.3 (b)*     Acquisition Agreement and Plan of Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
3.1*         Articles of Incorporation of American Fire Retardant Corp. filed on January 20, 1998.


EXHIBIT NO.                                 IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------

3.2*         Restated By-laws of American Fire Retardant Corp.
3.3*         Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State
             of Florida.
3.4*         Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State
             of Louisiana.
3.5*         Statement and Designation of American Fire Retardant Corp., as a Foreign Corporation
             in California.
3.6*         Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State
             of Colorado.
3.7*         Qualification of American Fire Retardant Corp., as a Foreign Corporation in the State
             of Mississippi.
3.8*         Certificate of Amendment to Articles of Incorporation of American Fire Retardant
             Corp., dated January 16, 2002.
10.1 (a)*    Letter of Intent between American Fire Retardant Corp., and Fabritek Industries, LLC.
10.1 (b)*    Amendment to Letter of Intent between American Fire Retardant Corp., and Fabritek
             Industries, LLC.
10.2*        Royalty Agreement between American Fire Retardant Corp., and Norman O. Houser.
10.3*        Sale, Assignment and Assumption Agreement between American Fire Retardant Corp. and
             Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.
10.4 (a)*    Merchant Service Agreement between American Fire Retardant Corp., and St. Martin Bank.
10.4 (b)*    St. Martin Bank $100,090 Promissory Note Dated March 11, 1997.
10.4 (c)*    Edward E. Friloux Commercial Guaranty to St. Martin Bank re: 100,090 Promissory Note.
10.4 (d)*    Stephen F. Owens Commercial Guaranty to St. Martin Bank re: 100,090 Promissory Note.
10.4 (e)*    Angela  M. Raidl Commercial Guaranty to St. Martin Bank re: 100,090 Promissory Note.
10.4 (f)*    St. Martin Bank $250,000 Promissory Note Dated May 21, 1998.
10.4 (g)*    St. Martin Bank Business Loan Agreement Dated August 18, 1998.
10.4 (h)*    St. Martin Bank $172,725.73 Promissory Note Dated August 18, 1998.
10.4 (i)*    Edward E. Friloux Commercial Guaranty to St. Martin Bank re: 172,725.73 Promissory Note.
10.4 (j)*    Stephen F. Owens Commercial  Guaranty  to St. Martin Bank re: 172,725.73 Promissory Note.
10.4 (k)*    Angela M. Raidl Commercial Guaranty to St. Martin Bank re: 172,725.73 Promissory Note.
10.4 (l)*    St.  Martin Bank Commercial Pledge  Agreement re:  $172,725.72 Promissory Note.
10.4(m)*     St. Martin Bank Pledge of Collateral Mortgage Note re: 172,725.72 Promissory Note.
10.4 (n)*    St. Martin Bank Agreement to Provide Insurance re: $172,725.72 Promissory Note.
10.4 (o)*    St. Martin Bank - Collateral Mortgage re: $172,725.72Promissory Note.
10.4 (p)*    St. Martin Bank - $54,059.29 Promissory Note dated February 4, 1999.
10.5 (a)*    Private Capital, Inc. - Purchase and Security Agreement dated April 17, 1997.
10.5 (b)*    Private Capital, Inc. - Angela M. Raidl Continuing Guaranty & Waiver.


EXHIBIT NO.                                 IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------

10.5 (c)*    Private Capital, Inc. - Stephen F. Owens and Edward E. Friloux Continuing Guaranty & Waiver.
10.6 (a)*    Bank of Erath $15,030 Promissory Note Dated June 16, 1997.
10.6 (b)*    Bank of Erath Loan Extension Agreement Dated October 20, 1998.
10.7*        American Fire Retardant Corp. - El Cajon, California Industrial Lease
10.8 (a)*    Whitney Bank - $74,400 Secured Promissory Note
10.8 (b)*    Whitney Bank - Collateral Mortgage, Security Agreement and Assignment of Leases and Rents
10.9*        American Fire Retardant Corp. - Standard Lease for Louisiana Corporate Apartment
10.10*       Oil, Gas & Mineral Lease with Penwell Energy Inc.
10.11(a)*    Whitney National Bank - $42,888.46 Promissory Note
10.11(b)*    Whitney National Bank - Security Agreement
10.12*       Presidio Capital Consulting Agreement
10.13*       Warren Guidry Letter Promissory Note
10.14(a)*    Agreement with Richard Rosenberg
10.14(b)*    Amendment to Agreement with Richard Rosenberg
10.14(c)*    Richard Rosenberg - $43,134.39 Promissory Note
10.15*       Investment Banking and Consulting Agreement with Capstone Partners LLC.
10.16*       March 7, 1999 $100,000 Promissory Note.
10.17*       August 25, 1999 Equipment Lease with Preferred Capital Corporation
10.18*       December 7, 1999 $100,000 Promissory Note with Private Capital, Inc.
10.19*       Consulting Agreement dated October 1, 2001 entered into between American Fire Retardant
             Corp. and Gregory Bartko, Esq.
23.1**       Consent from HJ Associates & Consultants, LLP
31.1**       Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant
             Corp., pursuant to 18 U.S.C. Sec. as adopted pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002.
31.2**       Certification of Stephen F. Owens, Chief Financial Officer of American Fire
             Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**       Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant
             Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-
             Oxley Act of 2002.
32.2**       Certification of Stephen F. Owens, Chief Financial Officer of American Fire
             Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the
             Sarbanes-Oxley Act of 2002.
__________

*   Incorporated  herein  as  indicated.
**  Filed  herewith.

(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN FIRE RETARDANT CORP.

Dated: November 18, 2003.

                                     By /s/ Stephen F. Owens
                                        -------------------------
                                        Stephen F. Owens
                                        President and Chief Financial Officer







                            INTENTIONALLY LEFT BLANK