Form 10KSB
period 2003-12-31
AMERICAN FIRE RETARDANT CORP
filed 2004-04-14
CIK 1049234

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO. 000-26913

                          AMERICAN FIRE RETARDANT CORP.
               (Exact name of issuer as specified in its charter)


                 NEVADA                                 88-0386245
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

 9316 WHEATLANDS ROAD, SUITE C, SANTEE, CALIFORNIA         92071
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (619) 258-3640



Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               PAR VALUE $0.001
                                                               PER SHARE
                                                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $1,168,053.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2004: $3,329,925.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2004: 39,197,590.

     Documents incorporated by reference:  None.

                                     PART I

ITEM 1.     BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

COMPANY OVERVIEW

     American Fire Retardant Corporation is a fire protection company that specializes in fire prevention and fire containment. We are in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and products and provide fire resistive finishing services through our Textile Processing Center for commercial users. We also design new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and are active in the construction industry as subcontractors for firestop and firefilm installations and fireproofing applications.

     We originally commenced operations as American Fire Retardant Corporation, a corporation organized under the laws of the State of Florida ("AFRC Florida") on November 20, 1992. Since 1993 we have undergone various changes in corporate structure and domicile. Ultimately, in March 1999 we completed the simplification of our corporate structure. All subsidiaries were merged into the parent and the parent was domiciled in the state of Nevada. We became American Fire Retardant Corporation, a Nevada Corporation.

KEY PRODUCTS AND SERVICES

     We offer a wide range of products and services. We are actively engaged in the following operations, which are divided into three areas of sales income:

-    Manufacturer of Fire Retardant Chemicals and Coatings. We have several
     -----------------------------------------------------
     proprietary formulations. Raw materials are ordered from several supply sources such as B. F. Goodrich, Van Waters & Rogers, and Rhodia. With precise mixing instructions, these formulations are made into fire retardant chemicals for resale and in-house use for fire retarding fabrics and other products.

-    Textile Processing Center for Fire Resistive Fabrics. We apply fire
     ----------------------------------------------------
     retardant chemicals to fabrics for commercial customers. Our main clients are purchasing agents who are hired by major hotel chains to assist the hotels as buyers during new construction or refurbishing. Because of the fire standards and codes that are enforced through city ordinances, it is mandatory for fabrics such as upholstery and drapes to meet the flammability requirements when installed in publicly used buildings. The clients' fabrics are shipped to our business location where the fabrics are processed to meet the necessary flammability standards and shipped to the clients' desired location.

-    Firestop and Firefilm Installation and Fireproofing Application.  We are
     ---------------------------------------------------------------
     recognized by the State Contractors Board of California as a subcontractor in the field of fireproofing.

     Currently, we offer two main retail products:

-    3-in1 Hero.  In 2003, we introduced our FyberixTM2000-V as 3-in-1 Hero to
     ----------
     the retail consumer market. 3-in-1 Hero is a product for upholstery, draperies, carpets and similar fabrics to make them fire retardant, inhibit microorganisms such as dust mites and it also prevents the treated fabric from being faded by UV rays from the Sun.

-    TreeSafe.  We introduced TreeSafe, our product for Christmas trees, in
     --------
     2003. TreeSafe is a product that prevents flames from occurring or spreading on Christmas trees.

MANUFACTURER  OF  FIRE  RETARDANT  CHEMICALS  AND  COATINGS

     Our chemical sales have not proceeded as fast as they could because our attention has been directed to handling the rapid increase in fire stop and fire film sales. Our core has always been the chemical area of operations with the focus on manufacturing, marketing and distribution of our current product lines. Chemicals consist of two different classes:

-    Owned by Us:  Where we are the owner of several formulations (both
     -----------
     proprietary and patented) that we manufacture and market;

-    Non-exclusive Marketed Products:  Where we have agreements to market
     -------------------------------
     several fire retardant products that are owned by other entities, on a non-exclusive basis.

PROPRIETARY  PRODUCTS

     We have several proprietary products:

- Fyberix(TM)2000V is a non-durable fire retardant compound designed for textiles used in hospitals, nursing homes, hospices and other health care facilities as well as in the transportation and tourist industries (i.e., cruise ships, aircraft, hotels, motels, restaurants, etc.). It enables fabric to be fire resistive while maintaining a clean appearance with its anti-soiling agent and at the same time resists the growth of bacteria, fungus, mites, etc. We have a U.S. patent on this product.

- Firextra(TM)1000 is sold in either concentrate or ready-to-use form as a primary all-purpose, non-durable aqueous saline, based fire retardant compound. It is used on almost every type of textile fabric - natural, synthetic, or blended. It may be used on unfinished wood and wood products as well as hay and paper. It is effective in treating leather and is used by the major leather tanners in the United States.

- Fyberix(TM)2000 which is an all-purpose, non-durable aqueous saline-based fire retardant and anti-soiling compound. It is designed for fabrics used as upholstery, drapery and curtain.

- Firextra(TM)NS200 which is an all-purpose non-durable and non-saline aqueous based fire retardant compound. It is used on almost every type of textile fabric, natural, synthetic, or blended. It is especially useful for treating fabrics where chemical salt content could present problems.

- Firextra(TM)4000 which is an aqueous saline based fire retardant compound. It is designed to treat unfinished wood and wood products, thatch and bamboo. Wood products treated with this product should be kept indoors or away from weathering unless the surface has been sealed with a paint or sealant after application.

- Firextra(TM)4135 which is a non-durable aqueous saline based fire retardant compound. It is designed to treat spun woven polyester fabrics.

- Firextra(TM)5000 which is a non-durable aqueous saline based fire retardant compound. It is designed specifically for nylon fabrics.

- Firextra(TM)UV-11 which is a concentrate that can be diluted with plain water or added to other fire retardant or soil protection compounds to afford an effective block against Ultra Violet B waves that cause color fading, fabric thread weakening and fabric aging.

- Firextra(TM)FBC which is latex in an aqueous base. It is manufactured for us by a major chemical manufacturing company and can only be obtained from them by a confidential coded number. The formula is the proprietary formulation of the B. F. Goodrich Company, which was created for use by us. There is no contract with regard to the development by Noveon (formerly B.F. Goodrich) of this formulation for us and the product can only be ordered by a confidential coded number, which was assigned to us by the Noveon (formerly B.F. Goodrich) Company. The product is used on the backside of hard-to-treat textile products. In addition to providing fire resistance, the product adds fabric strength and integrity to the fabric. Noveon (formerly B.F. Goodrich), is the major chemical supplier of Firextra FBC.

- Firextra(TM)238 is an acrylic base clear coating fire retardant compound. It is used on thatch, bamboo and other wood products that must be used outdoors and/or be exposed to the elements of weather. It must be re-applied every three years to maintain its integrity.

     Research and development is continuously needed for the expansion of our lines. Development of the next generation of fire retardant formulations is limited only by the need for a research staff and additional capital. Product development is necessary in order to progress and further develop products for the future. Our products either meet or exceed the various protocols as required by local, state and federal regulation. All products are thoroughly tested and certified by the State of California Fire Marshal's Office. In order to sell or market a fire retardant chemical in the State of California, an outside laboratory for the chemical's use must test each chemical. All other states have the choice to utilize their own state's regulations or to adopt the more restrictive standards mandated by the State of California. Because we follow the California rules, which are the most restrictive, we believe ourselves to be in compliance in all other states.

TEXTILE  PROCESSING  CENTER  FOR  FIRE  RESISTIVE  FABRICS

     Since 1993 we have been successfully treating a wide variety of fabrics, and have become technical consultants in the field of topically treating yard goods and piece goods in the commercial industry. Due to the limited number of fire retardant consultants in the United States, commercial customers are forced to comply with their local fire ordinances. Their local inspectors tell them what ordinances they must comply with but are not told how to comply with such ordinances. In the past several years, we have been committed to assisting clients in solving their fire ordinance problems. Our capability to successfully treat a wide variety of fabrics has been due to our ability to create and manufacture fire retardants to meet the hundreds of different fabric blends that are in the market place. Because of this success, most of our fabric business results from referrals from current customers. As more emphasis and manpower is placed on enforcing the stringent flammability codes concerning the use of textiles, the growth of the fabric processing division is expected to increase.

     For six years we have used and are currently using a process called topical coatings to meet the current flammability standards. We believe that this process will become second to a new durable textile process and will be in demand within the next two years affecting the fire retardant industry as a whole. The differences between these two processes are as follows:

- Topical coating chemicals are applied to the surface of the fabrics and air-dried. If the fabric is laundered the treatment will wash out and re-treatment is necessary;

- Durable processing chemicals are applied to fabrics that are absorbed into the fibers of the fabric and a controlled heat cure is used for drying. This locks the fire retardants into the fiber, which can withstand multiple washings.

     Currently, the only areas within the United States that require residential as well as commercial upholstered furniture to be fire treated and to meet fire testing is the State of California, the City of Boston and the City of New York.

     We have the durable technology and are planning to enter the durable fire resistive fabric marketplace within the next two years.

     Current applications of our various fire retardant compounds are accomplished through four distinct procedures.

- Textiles processing for fire resistive fabric treatments are in bulk rolled goods (by the yard). Applications are designed for interior designers, hotels and purchasing agents, restaurants, hospitals, schools, business, etc.

- Piece or finished goods, such as wood, mini-blinds, hay, costumes, thatch roofing, tents, artificial foliage, props, etc. Applications cater to the theme park industry, theater sets, construction, exterior decorative materials for restaurants and bars, hotel interior scene designers, etc.

- On site applications are required when customers have failed fire inspections and are forced to comply with the fire codes. When it is impossible for the customer to transport materials for treatment, we send our crews on site to perform the application.

- Marketing, distribution and sale of our trademark FyberixTM2000-Vfire resistive product for home and business use in spray bottle and other easy to use home and business applications.

FIRESTOP AND FIREFILM INSTALLATION

     Firestop. Since the middle of the 1980's a major focus of fire safety and building officials has been the fire stopping of through wall penetrations of plumbing, electrical and other mechanical devices through fire rated walls and floor assemblies. Throughout 1995, we were asked to provide the services and materials to fire stop several large hotels on the Mississippi Gulf Coast. With each project completed came requests for bids on additional construction projects. The growth rate was such that we had to devote extra time and effort to maintain stability. We have worked on fire stopping projects in the states of Alabama, Mississippi, Louisiana, California, Colorado, Florida, and Nevada and are currently working on jobs in Florida and California. The building codes require that all buildings, with the exception of one and two family dwellings, have firewalls and fire rated walls in certain areas to allow the occupants of those buildings to escape in the event of fire.

     A firewall is a fireproof wall used in buildings and machinery to prevent the spread of fire. For example, two 1/2 gypsum wallboards in an assembly will achieve approximately a one-hour fire rating. This means there is one hour before the structure fails in a fire.

     A fire rated wall is a fireproof wall that has additional fire rated materials added to the face of the wall to increase the fire rating or time allowed before the structure fails in a fire. These assemblies can achieve a three to four hour fire rating.

     No matter how the buildings are constructed, plumbing, electrical and mechanical devices routinely penetrate and are routed through these firewalls and fire rated walls as part of the construction. When this penetration occurs, the wall loses its integrity and materials must be used to reinstate the fire resistance integrity. These materials include fire rated silicone caulks, sealants, mineral wool, intumescent putty, putty pads, intumescent wraps, collars, alumna-silica blanket wraps, etc. Intumescent is the property of swelling, enlarging or expanding, or bubbling up with heat. Accordingly, in a fire the product softens and then expands to form a white, meringue-like layer, up to 100 mm (4 in.) thick, which insulates the structure and protects it from fire.

     We specialize in the installation of fire stopping materials. Our fire stop crews work directly under the general, electrical, mechanical or plumbing contractors. To relieve our customer's liability and reduce the possibility of delays due to failed inspections, we only use those products that have been tested and listed by approved testing laboratories for the through wall penetration or construction gap to be fire stopped. Project submittal packages are provided by us showing the proper engineering diagram and the testing laboratory number for each type of through wall penetration, construction gap or special installation involved in the project. The project submittal packages are presented to the local building and fire inspectors, as well as the general and subcontractors involved for review and approval before work is begun. Once the project submittal package has been approved and the contract signed, our trained and certified fire stop installation crews begin their work coordinating with the other contractors involved so that the project can be completed in the most efficient and timely manner possible.

     We market A/D Fire Barrier Products, which are thoroughly tested to ASTM E-814 Through Penetration Fire Stop Systems and are listed by Underwriters Laboratories, Inc. (UL), Underwriter Laboratories of Canada (ULC), Factory Mutual (FM), and Warnock Hersey Testing Laboratories.

     Firefilm. We have trained and certified crews in the application of A/D Firefilm. A/D Firefilm is a decorative, thin-film, intumescent fire protection for structural steel. Beneath the colorful surface, A/D Firefilm is a thin film coating that is an intumescent. It allows the designer to express the structure as an art form for interior locations in buildings where fire resistance ratings are required. In the past, steel beams and structural members could only be protected by boxing them in with gypsum board or by applying an unattractive cement fiber coating to them.

     The second component of the system is the decorative topcoat, which acts as a protective layer and serves as the attractive finish. A/D Firefilm has been tested and is certified by ULC and Warnock Hersey. Flammability ratings up to two hours were attained in accordance with CAN/ULC-S101 and ASTM-E119. CAN/ULC-S101 and ASTM-E119 are two different fire test protocols or standards used to measure the strength and time the product must meet before it is approved for use in a commercial building. The product must hold back combustion
(fire) or the by-products of combustion, such as carbon monoxide and carbon dioxide for a definitive time period. The product could withstand one, two, or three hours of exposure to fire. To receive a two-hour rating means that if an approved product is applied to the structure that meets the ASTM-E119 standard, the structure will withstand two hours of direct heat before the integrity of the structure will begin to fail.

PURCHASE OF NATIONAL CERTIFIED FIRE RETARDANTS,INC.

     On December 17, 2003, American Fire Retardant Corp purchased the assets, Formulations and rights of National Certified Fire Retardants, Inc. ("NCFR, Inc.") for the Sum of $300,000. A down payment of $100,000 was made on signing, with additional payments of $100,000 being made on January 17, 2004 and February 17, 2004. With the final payment, the acquisition was complete and from that date forward, the Company has been selling and using these products as its own.

     NCFR is a 20-year old coatings manufacturer specializing in fire retardant paints, varnish, saturates, and intumescent coatings. The purchase by AFRC included all assets of NCFR including equipment, fixtures, inventory, supplies and use of the Flame Zero trademark (R) registration. The product line includes NCFR 1000(R), NCFR 102(R), NCFR 1001 XC(R), NCFR 142(R), NCFR 154(R), NCFR
125(R)and NCFR Flameout(R) products. The Company has fully integrated these products into its current line of fire-retardant products.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

     We do not utilize any specialized raw materials, meaning all materials used by us are readily available. We are not aware of any problem that exists at the present time or that is anticipated to occur within the near future that will materially affect the source and availability of the raw materials required by us. We currently purchase raw materials from Van Waters and Rogers, Morre-tech, Rhodia, Noveon (formerly B.F. Goodrich) and Atlas Chemical.

MARKETS AND MARKETING

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

     We believe that we have gained recognition in the field of fire retardant and fire stop technology. Because of our involvement in educating the fire law enforcement community, we have received many referrals for our fire stop services. In the past, we have conducted various seminars for building officials, architects, and fire marshals.

     We believe that with an increase in our marketing ability, our products and technology can reach the world market. With the acquisition of two chemical companies, the market size is large and diverse. The markets include, but are not limited to, retailers, paint and coating suppliers, industrial manufacturers, distributors, field users such as contractors, contractor suppliers, thatch and bamboo wholesalers, and silk foliage wholesalers.

COMPETITION

     There are several fire retardant companies in the United States offering the same types of products and that are engaged in an ongoing fight for the market share.

     Among these are California Flame Proofing, Flamort and Flame Control. Our products are different in composition due to the different proprietary ingredients, such as smoke inhibitors, rust inhibitors and anti-fungal properties (our patented formulation).

     Our largest competitors in the fabric finishing market are Kiesling and Hess, Texas Flameproofing and Schneider Banks. We have not promoted any marketing in this area due to the time that management has devoted to its other divisions. The majority of the work performed by finishers comes from the hotel industry, for new and refurbishing installation projects. All of our current customers were past customers of one of the above competitors. The advantage we have over all three of these competitors is our ability to treat diverse fabrics with little or no change in the fabric's dyes or feel to the touch of the hand, as a result of processing.

     There are several competitors in our fire stop division, but most are competing in other market segments. Currently, electrical, plumbing and mechanical contractors perform most fire stop installations. The advantages are that we specialize in fire stop systems, reviewing fire codes and statutes and continuously staying on top of the constant changes being made in building codes, whereas, this is not a main focus for subcontractors.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     We feel that because of the diversity of the applications and uses of the various products and services provided by us, and the wide base of customers for such products and services, the dependence on one or more major customers is not a concern. With the introduction of new fire laws, codes and regulations and the continuing growth in the new construction, retrofitting and refurbishing industry, we will develop a wider base of customers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

     We believe our chemical products and technologies to be unique. We are dedicated to the protection of our trade secrets through tight security, the advancement of the technologies, and strong patent protection. Therefore, we have retained legal counsel to develop and submit patent applications for our chemical products and technologies that we view as patentable. To date one patent has been granted in the United States and one other patent application is pending in the United States.

     A very brief summary of the categories covered by the issued patent follows.

SUBJECT MATTER OF ISSUED PATENT

- Relates to compounds applied to porous materials, such as fabrics, wood, cardboard, and fiberboard, to protect the materials from various destructive and undesirable processes;

- Relates to compounds applied to porous materials, especially fabrics of natural and synthetic materials used to make rugs, carpets, furniture coverings, and wall hangings, to protect against fire, soil and water damage, and virus and fungus growth;

- Protects not only the materials to which it is applied but also protects persons in contact with the materials, by stopping fire and germ growth.

UNITED STATES PATENTS

     We have had one U.S. patent granted on our chemical products and have one additional patent application pending, Fyberix TM2000V U.S. Patent #5.631.047 Fyberix TM 2000 Patent Pending #08.089793

COPYRIGHTS/TRADEMARKS

     We have a copyright on the Fire Retardant Applicator's Manual, certificate of registration number TX 3-878-798. We also have two trademarks, Firextra TM registration #1,812,119 and Fyberix TM registration # 1,815,602. We also have applied for a trademark for TreeSafe.

LICENSE AND ROYALTY AGREEMENTS

     On June 24, 1997, we entered into a royalty agreement with Norman 0. Houser, wherein we will utilize Mr. Houser' s vermicide compound for our patented 2000V formulation. The agreement grants Mr. Houser the sum of $0.75 per gallon on the sale of our Fyberix TM 2000V. These royalties began at the time of agreement. Cancellation of this royalty agreement would occur if we no longer used Mr. Houser's compound in the formulation.

GOVERNMENT REGULATIONS

     All of the products we currently manufacture do not contain any constituents that require government regulation. The state does require that all-fire retardant chemicals must be certified and registered with the State of California Fire Marshal's Office. We are in compliance with this requirement.

     While we are unaware of any new regulations being contemplated by the subject agencies, it remains possible that these agencies could institute new guidelines, affecting all the companies in this field.

RESEARCH AND DEVELOPMENT ACTIVITIES

     Although no research and development costs have been incurred by us in the last three fiscal years, there has been some expense associated with the production of the new spray bottle of Fyberix TM 2000-V, such as travel and due diligence expenses in relation to the third-party vendor that we have retained to provide filling the spray bottles for marketing and distributing the Fyberix TM 2000-V product. In addition, there has been some expense associated with the execution of the agreement with Joseph Campanelli for marketing products under his label.

COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

     At the present time, we do not manufacture any chemicals that are subject to federal, state or local environmental compliance laws and regulations.

EMPLOYEES

     As of December 31, 2003 we employed five full-time employees. One of our employees, our President, is employed in an administrative position. One employee is employed as the sales and technical manager for our fireproofing and firestop division and is a field supervisor. One employee is an accountant in charge of accounts receivable and accounts payable. One employee is the shipping and receiving manager and warehouse supervisor. The other employee is a field supervisor. We perform all activities at our manufacturing and office location, with the exception of construction, which is performed at the clients' location. The activities include, but are not limited to, sales, marketing, accounting, shipping, manufacturing (blending chemicals), treating of fabrics and other goods with fire retardant chemicals, architect blue print reading and construction. Outside services used are for legal and certified accounting. None of these employees are covered under a collective bargaining agreement.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we can generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

PATENTS AND PROPRIETARY RIGHTS.

     We rely on patents, contractual rights, trade secrets, trademarks, and copyrights to establish and protect our proprietary rights in our products and our components. We have patented the technology that is incorporated into our products and believe that since it is a technology patent, competitors will have a more difficult time developing products functionally similar to ours. To further protect our products, we will apply for additional patents for our inventions and non-commercial available components designed and developed by us, which are integral to product performance.

PROSECUTING INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE AND COULD DISRUPT BUSINESS.

     We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by us increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

     Further, our patents are U.S. patents, and we do not have patent protection outside the United States. We will be unable to obtain patent protection in most non-U.S. jurisdictions, including Europe and Japan. Some competitors may have operations in non-U.S jurisdictions where U.S. Patent rights are not effective. This could permit competitors to infringe on our proprietary rights without violating U.S. law.

     We anticipate that based on the size and sophistication of our competitors and the history of the industry's rapid technological advances, several competitors may be working to develop our patented technology. We intend to closely monitor any infringement of our proprietary rights. Competitors may have patented applications in progress in the United States that, if issued, could relate to our products. If such patents were to issue, there can be no assurance that the patent holders or licensees will not assert infringement claims against us or that such claims will not be successful. We could incur substantial costs in defending ourselves and our customers against any such claims, regardless of the merits. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products, and each claim could result in an award of substantial damages. In the event of a successful claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. There can be no assurance that we or our customers could obtain the necessary licenses from third parties or at a reasonable or acceptable cost. Patent litigation could be very expensive, and there is no assurance that it would not have an adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY EMPLOYEES.

     Historically, we have been heavily dependent on the ability of Stephen F. Owens to contribute essential technical and management experience. We have brought in new, experienced management, Raoul L. Carroll, who now serves as our chief executive officer. The addition of Mr. Carroll as chief executive officer has permitted Mr. Owens to focus more heavily on sales and marketing efforts while relying on our comptroller, Randy Betts to handle our day in and day out operations. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Owens, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although our management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

WE MAY FACE SIGNIFICANT COMPETITION.

     There are numerous corporations, firms and individuals that are engaged in the type of business activities that we are presently engaged in. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than us. While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

ABILITY TO MAINTAIN ADEQUATE INVENTORY LEVELS.

     The size of the fire retardant and fire protection markets and the need to maintain adequate inventories regarding such products could force us into implementing additional manufacturing and warehousing programs. There can be no assurances that we will have the necessary capital resources or manpower to implement such manufacturing and warehousing programs.

DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES.

     Due to our limited resources, the sales and marketing of our products has been limited to date. Our success is dependent upon our ability to market and sell our products and services with such limited resources.

RISKS RELATING TO OUR STOCK

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK.

     The rights of the holders of our common stock may be impaired by the potential issuances of preferred stock. Our certificate of incorporation gives our board of directors the right to create series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of our common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

     Our main office facility is located at 9316 Wheatlands Road, Suite C, Santee, California 92071, which serves as our corporate headquarters and is situated in a leased 6,400 square feet office/warehouse building. We lease this space from M. House Family Limited Partnership, who is not affiliated in any way with us and the terms of the lease were negotiated at arms-length. This office space is leased through October 31, 2005 at annual price of $54,048. However, because of the potential from the treatment of mattress materials and the additional space it would require, we now anticipate acquiring or leasing a larger building to handle the increase in volume of treatment. In that event, the owners are willing to bring in a new tenant and the lease with us would be terminated at that time.

ITEM 3.     LEGAL PROCEEDINGS.

     Friloux v. AFRC - We are a party defendant in the matter of Friloux v. American Fire Retardant Corporation, 15th Judicial District Court, Parish of Lafayette, Louisiana, Docket No. 99-5744 D. In this matter Mr. Friloux filed a petition seeking a pre-trial judgment alleging (1) that we are indebted to Mr. Friloux under the terms of a promissory note dated March 7, 1994, in the principal sum of $100,000 with interest thereon at the rate of 5.0% per annum, and that we are in breach of said promissory note; (2) that we are in breach of an employment contract with Mr. Friloux and are obligated to pay Mr. Friloux back wages; (3) that we are indebted to Mr. Friloux for past due health and hospitalization costs due under the alleged employment agreement; and (4) that we are indebted to Mr. Friloux as a result of the sale by Mr. Friloux of shares of common stock owned by Mr. Friloux back to us. We filed exceptions to the petition and counsel for both parties has agreed that any and all claims shall be disposed of at trial rather than through Mr. Friloux's pre-trial petition. We deny the allegations and intend to vigorously defend the complaint of Mr. Friloux. At present, Mr. Friloux and we are attempting to resolve this matter amicably in order to avoid further costs to either party. A default judgment was obtained by Mr. Friloux against us in the amount of $100,000 plus accrued interest, but we continue to pursue our legal remedies to reduce the amount of this default judgment.

     Delinquent Payroll Taxes - We owe the Internal Revenue Service $420,230.81 including interest for prior delinquent payroll taxes. These payroll taxes became delinquent starting in the 3rd quarter of 1997 and go through the 3rd quarter of 2002. We have retained the tax counsel of J. W. Roysten, E.A. in Lafayette, Louisiana to represent us before the Internal Revenue Service and he has negotiated an installment payment plan which was executed by us on May 8, 2002. We are keeping current with all present payroll and other tax obligations.

     Payroll Tax Still Owing - We still owe the IRS the following amounts for the periods listed. All amounts include interest and penalty: $10,563.13, for the 1st quarter 1998; $40,345.57, for the 3rd quarter 1998; $15,682.65, for the
4th quarter 1998; $56,116.32, for the 1st quarter 2000; $69,710.33, for the 2nd quarter 2000; $62,670.10, for the 3rd quarter 2000; $54,482.95 for the 4th quarter 2000; $2,456.10 for the 1st quarter 2001; $73,440.97 for the 2nd quarter 2001; and $20,072.62 for the 3rd quarter 2001. An additional $12,464.07 is owed to the IRS for 1996 through 2000 Federal Unemployment Taxes.

     With the exception of the legal proceedings and tax matter set forth above, we are not presently a party to any litigation, claim, or assessment. Further, we are unaware of any unasserted claim or assessment, which will have a material effect on our financial position or future operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has traded on the Electronic Bulletin Board maintained by the NASD under the symbol "AFRC" from April 19, 2001 to September 12, 2002 when a 10-for-one stock split was enacted. From that date to June 27, 2003, our common stock was traded under the symbol "AMFR" when a 200-for-one stock split was enacted. From that date to March 22, 2004, our common stock was traded under the symbol "AFRR" when a 250-for-one stock split was enacted. Since then, our stock has traded under the symbol "AFRT."

     The following table sets forth, for the fiscal quarters indicated, the high and low sale prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                    CALENDAR YEAR 2002     HIGH        LOW
                    First Quarter       $2,000.00  $4,500.00
                    Second Quarter      $3,600.00  $1,050.00
                    Third Quarter       $3,500.00  $  550.00
                    Fourth Quarter      $2,750.00  $  500.00

                    CALENDAR YEAR 2003     HIGH        LOW
                    First Quarter       $  850.00  $   25.00
                    Second Quarter      $  405.00  $   25.00
                    Third Quarter       $   17.50  $    0.28
                    Fourth Quarter      $    1.50  $    0.35

                    CALENDAR YEAR 2004     HIGH        LOW
                    First Quarter       $    0.50  $   0.077

     We currently have 39,197,590 shares of our common stock outstanding. Our shares of common stock are held by approximately 49 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     During the year that ended December 31, 2003, we entered into several transactions with one or more officers and directors as follows. In principal part, these transactions consisted of the issuance of shares of Series A Preferred Stock to officers and directors, in lieu of salary or bonus that accrued, but was unpaid and for the reimbursement of expenses paid on our behalf.

     In January 2003, we issued 8,000,000 shares of Series A redeemable convertible preferred stock in exchange for $50,000 in accrued compensation to Stephen F. Owens, our president. Series A redeemable convertible preferred stock has preference over all other classes of stock. A two-thirds vote of the Series A redeemable convertible preferred stock is required to authorize or issue additional or other capital stock that is of senior or equal rank to the Series A redeemable convertible preferred stock or to declare, pay or make any dividends or other distributions upon the common stock. Based on the fair value of the transaction, a $200,000 beneficial conversion feature was recorded as a dividend and fully amortized in 2002.

RECENT SALES OF UNREGISTERED SECURITIES

     None

SECTION 15(g) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

CHANGES IN FINANCIAL CONDITION

     For the year ended December 31, 2003 Compared to December 31, 2002:

     The balance of current assets at December 31, 2003 was $692,046 compared to a balance of $281,347 at December 31, 2002. The balances of current liabilities were $3,330,231 and $4,899,296 for the same periods, respectively. The resulting current ratio at December 31, 2003 was .21 to 1. The current ratio at December 31, 2002 was .05 to 1. The current ratio indicates that our ability to pay our obligations has strengthened over the course of the last year.

     The increase of current assets at December 31, 2003 over December 31, 2002 is principally the result of an increase in inventory due to production of our new products, 3-in-1 Hero and TreeSafe. The balance of inventory at December 31, 2003 was $345,994 compared with $41,024 at December 31, 2002. This increase is mainly the result of producing our 3-in-1 Hero and TreeSafe. The anticipated sales of both products were not as high as expected and therefore we ended up with a significant amount of these products in inventory.

     The decrease in current liabilities of $1,569,065 was mainly due to our paying down debt. We used $4,120,548 of our cash reserves in our operations as we sought to establish ourselves as a market leader in the fire retardant field.


RESULTS  OF  OPERATIONS

     For the year ended December 31, 2003 compared to the year ended December 31, 2002

     Our net sales increased by $135,015 in 2003 over 2002. This reflects an increase in net sales of 13.1% over year 2002, and is mainly due to an increase in our fabric treatment and firestop jobs. Our gross margin for 2003 was 64.3% of sales compared to 61.05% in year 2002 mainly due to the fact that we purchased materials for jobs as needed and, with the exception of 3-in-1 Hero and TreeSafe did not purchase materials for inventory. Management believes that the gross margin will be higher in 2004 as it continues to take steps to insure that materials for the jobs are purchased in accordance with the progress of work completed on the jobs. It also anticipates a significant increase in the sales of 3-in-1 Hero and TreeSafe which both have a relatively low cost of goods.

     Selling, general and administrative expenses increased by $12,026,460, which represent a 217.09% increase over year 2002, due to increased costs for consulting services and investor relations services in an effort to improve our public image to potential investors. We increased our payroll expense by $365,236 or 156.67%.

     In order to cover the negative cash flow from operations in 2003 we would have needed an additional $6,359,000 of sales, assuming the same 64.3% gross margin percentage. Accordingly, management is increasing our marketing efforts in 2004 on the 3-in-1 Hero and TreeSafe products. It is anticipated that sales will increase significantly during the second and third quarters of the current fiscal year due to the increased marketing of these two products in addition to adding other new products to our line of safety products.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     Management anticipates that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-25.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning the directors and executive officers of American Fire Retardant Corporation as of the date of this

                                                                                SERVED
                                                                                ------
NAME              AGE                     POSITION                       TERM   SINCE
----------------  ---  -----------------------------------------------  ------  ------
Raoul L. Carroll   52  Chief Executive Officer                          1 Year    2002
Stephen F. Owens   42  President, Chief Operating Officer and Director  1 Year    1992
Randy W. Betts .   51  Treasurer, Secretary and Director                1 Year    2003

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. There are no family relationships among our directors and officers.

     We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

     Raoul L. Carroll - chief executive officer. Mr. Carroll became our chief executive officer effective January 17, 2002. He brings a substantial amount of business experience and acumen to our business by virtue of his distinguished career in law, government, finance and business. Before joining us in January 2002, Mr. Carroll was a general partner in Christalex Partners of Washington, D.C., since June 1995, where he specialized in structuring and obtaining financing commitments for private companies in telecommunications, gaming, computer security, hotels and resorts and light manufacturing industries. Mr. Carroll has an extensive financial background in government, having been appointed by then President George H. W. Bush first as the president of the Government National Mortgage Association (Ginnie Mae) and then as general counsel at the U. S. Department of Veteran's Affairs. Mr. Carroll practiced law for a number of years in the 1980's in Washington, D.C., after receiving his Juris Doctor degree from St. John's University School of Law, Jamaica, New York in June 1975 and prior thereto, having received his Bachelor of Science, cum laude, Business Administration, from Morgan State University, Baltimore, Maryland in May 1972.

     Stephen F. Owens - chairman of the board of directors, chief operating officer and president. Mr. Owens, a native of New York and resident of California, served as our chief executive officer until January 17, 2002 and president since our inception. Mr. Owens has 16 years experience in the fire retardant industry, specializing in product evaluations, sales and marketing. Mr. Owens is able to quickly recognize future market requirements and develop effective short-range action and long term plans, capitalizing on new opportunities. Mr. Owens was vice president of sales for International Research Center from 1987 to 1989 prior to founding American Fire Retardant Corporation. He is a member of the National Fire Protection Association and co-authored along with Mr. Edward E. Friloux the Fire Retardant Applicator's Manual, which has been under copyright protection with the Library of Congress Number TX 3-878-798 since 11 August 1994. Prior to his entry into the fire retardant industry, Mr. Owens served in the United States Army.

     Randy W. Betts - chief financial officer, treasurer, secretary and director. Mr. Betts, a native of San Diego, California joined our board of directors in October 2003. Mr. Betts has four years experience in the fire retardant industry, specializing in the management and administration of the day-to-day responsibilities of our company, including training all clerical staff, cash flow management, receivables, payables, payroll, purchasing and personnel. Mr. Betts has an Associates of Science Degree in Business Administration from Cuyamaca Community College and became an Enrolled Agent in 1994. He had his own tax and bookkeeping business for 15 years before joining us as comptroller in July 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers, and persons holding more than ten percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

CHANGE IN CONTROL

     We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of American Fire Retardant Corp.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.americanfireretardant.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 9316 Wheatlands Road, Ste. C, Santee, CA. 92071, telephone number (619) 258-3640.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned in excess of $100,000 by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to us for the fiscal years ended December 31, 2003, 2002 and 2001. For each of these periods, Raoul Carroll received no compensation other than expenses and Randy Betts received less than $100,000.

                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                          --------------------------------  ------------------------------------
                                                                      AWARDS             PAYOUTS
                                                            ---------------------------  -------
                                                             RESTRICTED    SECURITIES
                                             OTHER ANNUAL      STOCK       UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL         SALARY   BONUS    COMPENSATION     AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
     POSITION       YEAR    ($)      ($)         ($)            ($)            (#)         ($)          ($)
------------------  ----  --------  ------  --------------  ------------  -------------  --------  -------------
                    2003         0       0  $      120,000  $    250,000              0         0              0
                    2002         0       0  $      120,000  $    580,000              0         0              0
Stephen F. Owens .  2001  $ 10,297       0  $      120,000             0              0         0              0
------------------  ----  --------  ------  --------------  ------------  -------------  --------  -------------

COMPENSATION OF DIRECTORS

     In the fiscal year ended December 31, 2003, we paid no compensation to our directors for their services as directors.

EMPLOYMENT AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     As of the date of this Annual Report, the following table presents information regarding the beneficial ownership of all shares of our common stock by:

- Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

- Each person who beneficially owns outstanding shares of our preferred stock;

-    Each of our directors;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                        COMMON STOCK BENEFICIALLY    PREFERRED STOCK BENEFICIALLY
                                                                 OWNED (2)                    OWNED (2)
                                                        ---------------------------  ---------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    NUMBER       PERCENT        NUMBER        PERCENT
------------------------------------------------------  ------------  -------------  ------------  -------------
Stephen F. Owens (3). . . . . . . . . . . . . . . . .            140        < 0.01%    42,000,000           100%
                                                                            -
Raoul L. Carroll (4). . . . . . . . . . . . . . . . .              2        < 0.01%             0             0%
                                                                            -
Randy W. Betts (5). . . . . . . . . . . . . . . . . .              2         <0.01%             0             0%
                                                        ============         -
All directors and officers as a group ( three persons)           144         <0.01%    42,000,000           100%
                                                        ============         -

(1) Unless otherwise indicated, the address for this stockholder is c/o American Fire Retardant Corp. at 9316 Wheatlands Road, Suite. C, Santee, California. 92071. Also, unless otherwise indicated, the person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. The total number of outstanding shares of the common stock on the date of this Annual Report is 39,197,590, and the total number of outstanding shares of the preferred stock on the date of this Annual Report is 42,000,000.
(3) Mr. Owens is our president, chairman of the board, chief operating officer, director and a founder. He owns 140 shares of our common stock and 42,000,000 shares of our preferred stock. Each share of our currently issued and outstanding preferred stock may be convertible into ten (10) fully paid and nonassessable shares of our common stock. Moreover, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder multiplied by the number of shares of the common stock each such share of the preferred stock shall then be convertible. Therefore, Mr. Owens will have the power to vote 420,000,140 shares of the common stock. There are no other holders of our preferred stock, other than Mr. Owens.
(4) Mr. Carroll is the chief executive officer of our company. He owns 2 shares of our common stock.
(5) Mr. Betts is the chief financial officer, treasurer, secretary and director of American Fire Retardant. He owns 2 shares of our common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year that ended December 31, 2003, we entered into several transactions with one or more officers and directors as follows. In principal part, these transactions consisted of the issuance of shares of Series A Preferred Stock to officers and directors, in lieu of salary or bonus that accrued, but was unpaid and for the reimbursement of expenses paid on our behalf.

     In January 2003, we issued 8,000,000 shares of Series A redeemable convertible preferred stock in exchange for $50,000 in accrued compensation to Stephen F. Owens, our president. Series A redeemable convertible preferred stock has preference over all other classes of stock. A two-thirds vote of the Series A redeemable convertible preferred stock is required to authorize or issue additional or other capital stock that is of senior or equal rank to the Series A redeemable convertible preferred stock or to declare, pay or make any dividends or other distributions upon the common stock. Based on the fair value of the transaction, a $200,000 beneficial conversion feature was recorded as a dividend and fully amortized in 2002.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits

     The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

EXHIBIT
-------
  NO.                                     IDENTIFICATION OF EXHIBIT
-------                                   -------------------------
2.1*     Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into
         AFRC Wyoming.
2.2*     Certificate of Merger from the State of Louisiana regarding Merger of AFRC Louisiana with and into
         AFRC Wyoming.
2.3*     Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.4*     Acquisition Agreement and Plan of Merger regarding Merger of AFRC Louisiana with and into AFRC
         Wyoming.
2.5*     Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC
         Wyoming.
2.6*     Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into
         AFRC Wyoming.
2.7*     Florida Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.8*     Wyoming Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.9*     Acquisition Agreement and Plan of Merger regarding Merger of AFRC Florida with and into AFRC
         Wyoming.
2.10*    Articles of Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada to change our domicile.
2.11*    Acquisition Agreement and Plan of Merger regarding Merger of AFRC Wyoming with and into AFRC
         Nevada to change our domicile.
3.1 *    Articles of Incorporation of American Fire Retardant Corp. filed on January 20, 1998.
3.2 *    Restated By-laws of American Fire Retardant Corp.
3.3 *    Certificate of Amendment to Articles of Incorporation of American Fire Retardant Corp., dated January
         16, 2002. (filed as an Exhibit to Form 10-KSB filed with the SEC on April 18, 2004)
10.1*    Letter of Intent between American Fire Retardant Corp., and Fabritek Industries, LLC.
14**     Code of Ethics.
31.1 **  Certification of Stephen F. Owens, President of American Fire Retardant Corp., pursuant to 18 U.S.C.
         Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **  Certification of Randy W. Betts, Chief Financial Officer and Treasurer of American Fire Retardant Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **  Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **  Certification of Randy W. Betts, Chief Financial Officer and Treasurer of American Fire Retardant Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
_______________

* Previously Filed
** Filed Herewith

     (b)     Reports on Form 8-K.

     None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed through April 12, 2004 by HJ Associates & Consultants LLP for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2003 were $61,663.00.

     The aggregate fees billed by HJ Associates & Consultants LLP for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2002 were $52,225.00.

AUDIT RELATED FEES

     For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit Or review of the financial statements that are not reported above Audit Fees.

TAX FEES

     For the fiscal years ended 2003 and 2002 the fees billed for tax compliance services and tax-planning advice provided were $1,180.00.

OTHER FEES

     For the fiscal years ended 2003 and 2002 the aggregate fees billed for services other than services described above totaled $20,453.00. These fees related primarily to review and input associated with the Company's registration statements filed with the US Securities and Exchange Commission.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN FIRE RETARDANT CORP.


Date: April 12, 2004
                                         By /s/ Stephen F. Owens
                                            ----------------------------------
                                            Stephen F. Owens,
                                            President, Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                       Date
-------------------  ------------------------------------  --------------

/s Stephen F. Owens  President, Chief Operating Officer    April 12, 2004
-------------------             and Director
Stephen F. Owens


/s Raoul L. Carroll  Chief Executive Officer and Director  April 12, 2004
-------------------
Raoul L. Carroll


/s Randy W. Betts    Chief Financial Officer, Treasurer,   April 12, 2004
-------------------         Secretary and Director
Randy W. Betts

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                       AMERICAN FIRE RETARDANT CORPORATION

                       AMERICAN FIRE RETARDANT CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .   3

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . .   7

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . .  10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
American Fire Retardant Corporation
San Diego, California

We have audited the accompanying balance sheet of American Fire Retardant Corporation as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fire Retardant Corporation as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant and recurring losses and has a working capital deficit of $2,674,286, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 5, 2004

                      AMERICAN FIRE RETARDANT CORPORATION
                                  Balance Sheet


                                     ASSETS
                                     ------


                                                                   December 31,
                                                                       2003
                                                                   -------------
CURRENT ASSETS

  Cash                                                             $           -
  Accounts receivable, net (Note 1)                                      309,951
  Inventory                                                              345,994
  Prepaid assets                                                          36,101
                                                                   -------------

    Total Current Assets                                                 692,046
                                                                   -------------

PROPERTY AND EQUIPMENT, NET (Note 3)                                      77,098
                                                                   -------------

OTHER ASSETS

  Restricted cash (Note 5)                                               119,830
  Intangible assets, net (Note 1)                                              -
  Deposits (Note 12)                                                     104,352
                                                                   -------------

    Total Other Assets                                                   224,182
                                                                   -------------

    TOTAL ASSETS                                                   $     993,326
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

                         AMERICAN FIRE RETARDANT CORPORATION
                              Balance Sheet (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                   ----------------------------------------------

                                                                       December 31,
                                                                           2003
                                                                      --------------
CURRENT LIABILITIES

  Cash overdraft                                                      $      30,075
  Accounts payable                                                          236,952
  Accrued expenses (Note 9)                                               1,554,851
  Stockholder loans (Note 7)                                                232,718
  Notes payable (Note 6)                                                    754,635
  Line of credit (Note 5)                                                   521,000
                                                                      --------------

    Total Current Liabilities                                             3,330,231
                                                                      --------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK;
 $0.001 par value; authorized 100,000,000, 42,000,000 issued and
 outstanding (Note 10)                                                    1,104,000

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 400,000,000 shares authorized,
    -0- shares issued and outstanding                                             -
  Common stock, $0.001 par value; 9,800,000,000 shares authorized,
    21,805,605 shares issued and outstanding                                 21,806
  Additional paid-in capital                                             27,963,903
  Stock subscription receivable                                            (134,637)
  Accumulated deficit                                                   (31,291,977)
                                                                      --------------

    Total Stockholders' Equity (Deficit)                                 (3,440,905)
                                                                      --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $     993,326
                                                                      ==============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations

                                                         For the Years Ended
                                                             December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     -------------  ------------

NET SALES                                            $  1,168,053   $ 1,033,038

COST OF SALES                                             417,396       402,348
                                                     -------------  ------------

GROSS MARGIN                                              750,657       630,690
                                                     -------------  ------------

OPERATING EXPENSES

  Selling, general and administrative                   1,588,498     1,094,467
  Consulting and professional services                 13,613,279     4,354,611
  Payroll expense                                         598,354       233,118
  Marketing expense                                     2,515,350       157,436
  Depreciation and amortization expense                    47,927        56,568
  Bad debt expense                                         41,908       204,586
                                                     -------------  ------------

    Total Operating Expenses                           18,405,316     6,100,786
                                                     -------------  ------------

LOSS FROM OPERATIONS                                  (17,654,659)   (5,470,096)
                                                     -------------  ------------

OTHER INCOME (EXPENSES)

  Loss on extinguishment of debt                         (728,235)            -
  Loss on disposal of assets                                    -       (25,933)
  Rental income                                                 -         6,000
  Miscellaneous income                                          -         1,252
  Interest expense                                       (299,766)     (319,221)
                                                     -------------  ------------

    Total Other Income (Expenses)                      (1,028,001)     (337,902)
                                                     -------------  ------------

LOSS BEFORE INCOME TAXES                              (18,682,660)   (5,807,998)

PROVISION FOR INCOME TAXES                                      -             -
                                                     -------------  ------------

NET LOSS                                              (18,682,660)   (5,807,998)

  Amortization of beneficial conversion feature of
  redeemable convertible preferred stock                        -       200,000
                                                     -------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                       $(18,682,660)  $(6,007,998)
                                                     =============  ============

BASIC LOSS PER SHARE

  Basic loss per share                               $      (5.11)  $(15,612.90)
  Amortization of beneficial conversion feature of
   redeemable convertible preferred stock                       -       (537.63)
                                                     -------------  ------------

NET LOSS PER SHARE ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                                $      (5.11)  $(16,150.53)
                                                     =============  ============

BASIC WEIGHTED AVERAGE SHARES                           3,653,647           372
                                                     =============  ============

   The accompanying notes are an integral part of these financial statements.

                                       AMERICAN FIRE RETARDANT CORPORATION
                                    Statements of Stockholders' Equity (Deficit)


                            Preferred Stock   Common Stock    Additional    Stock
                            ---------------  ---------------   Paid-in   Subscription    Deferred       Accumulated
                            Shares  Amount   Shares  Amount    Capital    Receivable    Compensation      Deficit
                            ------  -------  ------  -------  ----------  -----------  --------------   ------------
Balance, December 31, 2001       -  $     -      35  $     -  $3,670,022  $         -  $           -    $(6,601,319)

Common stock issued for
  satisfaction of debt           -        -      15        -      41,843            -              -              -

Common stock issued for
  services                       -        -   1,693        2   4,315,708            -     (2,150,600)             -

Common stock issued for
  cash                           -        -       9        -     226,500            -              -              -

Common stock issued for
  loan costs                     -        -       1        -         800            -              -              -

Amorrtization of deferred
  compensation                   -        -       -        -           -            -      2,150,600              -

Amortization of beneficial
  conversion feature of-
  redeemable convertible
  preferred stock                -        -       -        -           -            -              -       (200,000)

Net loss for the year
  ended December 31,
  2002                           -       -        -        -           -            -              -     (5,807,998)
                            ------  -------  ------  -------  ----------  -----------  --------------  -------------
Balance, December 31,
  2002                           -  $    -    1,753  $     2   8,254,873  $         -  $           -   $(12,609,317)
                            ------  -------  ------  -------  ----------  -----------  --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                             AMERICAN FIRE RETARDANT CORPORATION
                                         Statements of Stockholders' Equity (Deficit)


                               Preferred Stock      Common Stock      Additional      Stock
                               ---------------  -------------------     Paid-in    Subscription    Deferred      Accumulated
                               Shares  Amount     Shares    Amount     Capital      Receivable   Compensation      Deficit
                               ------  -------  ----------  -------  ------------  ------------  -------------  -------------
Balance Forward                     -  $     -       1,753  $     2  $ 8,254,873   $         -   $           -  $(12,609,317)

Common stock issued for
  services                          -        -  12,764,852   12,765   13,539,586             -               -             -

Common stock issued for
  satisfaction of debt              -        -   2,528,000    2,528    1,770,472             -               -             -


Options exercised                   -        -   6,511,000        -    4,403,972             -               -             -

Shares canceled                     -        -           -        -       (5,000)            -               -             -

Stock subscription receivable       -        -           -        -            -      (134,637)              -             -

Net loss for the year ended
  December 31, 2003                 -        -           -        -            -             -               -   (18,682,660)
                               ------  -------  ----------  -------  ------------  ------------  -------------  -------------

Balance, December 31, 2003          -  $     -  21,805,605  $21,806  $27,963,903   $  (134,637)  $           -  $(31,291,977)
                               ======  =======  ==========  =======  ============  ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN FIRE RETARDANT CORPORATION
                                Statements of Cash Flows


                                                               For the Years Ended
                                                                   December 31,
                                                           ---------------------------
                                                               2003           2002
                                                           -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                 $(18,682,660)  $(5,807,998)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Common stock issued for services                         13,547,351     4,315,710
    Preferred stock issued for bonus                            200,000        50,000
    Loss on extinguishment of debt                              728,235             -
    Loss on disposal of assets                                        -        25,933
    Depreciation and amortization                                47,927        56,568
    Bad debt expense                                             41,908       204,586
  Change in operating assets and liabilities:
    (Increase) decrease in restricted cash                      312,600       (13,292)
    Increase in prepaid assets                                  (36,101)            -
    (Increase) in accounts receivable                          (114,474)      (22,925)
    (Increase) decrease in deposits                             (98,414)        8,411
    (Increase) decrease in inventory                           (304,970)       46,570
    Increase (decrease) in accounts payable                    (130,291)       59,190
    Increase in accrued expenses                                368,341       625,743
                                                           -------------  ------------
      Net Cash Used by Operating Activities                  (4,120,548)     (451,504)
                                                           -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                      (49,886)       (6,079)
                                                           -------------  ------------

      Net Cash Used by Investing Activities                     (49,886)       (6,079)
                                                           -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                          30,075       (20,826)
  Proceeds from sale of common stock                          4,275,845       226,500
  Proceeds from stockholders loans                               36,331        28,500
  Payments on stockholders loans                                (27,651)      (14,634)
  Proceeds from notes payable                                   254,496       192,255
  Net proceeds from (payments on) line of credit               (312,600)       56,026
  Payments on notes payable and capital lease obligations       (89,000)       (8,100)
  Debt issuance costs                                                 -           800
                                                           -------------  ------------

      Net Cash Provided by Financing Activities            $  4,167,496   $   460,521
                                                           -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          AMERICAN FIRE RETARDANT CORPORATION
                          Statements of Cash Flows (Continued)


                                                                  For the Years Ended
                                                                      December 31,
                                                               ------------------------
                                                                   2003         2002
                                                               ------------  ----------
NET INCREASE (DECREASE) IN CASH                                $    (2,938)  $    2,938

CASH AT BEGINNING OF YEAR                                            2,938            -
                                                               ------------  ----------

CASH AT END OF YEAR                                            $         -   $    2,938
                                                               ============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                                     $    14,124   $    5,574
  Income taxes                                                 $         -   $        -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for debt                                 $ 1,044,766   $        -
  Common stock issued for services                             $13,547,351   $4,315,710
  Common stock issued for satisfaction of accounts payable
    and accrued expenses                                       $         -   $   46,011
  Preferred stock issued in satisfaction of accrued expenses   $   654,000   $   50,000
  Fixed assets sold to satisfy note payable                    $         -   $   48,713
  Amortization of beneficial conversion feature of redeemable
    convertible preferred stock                                $         -   $  200,000

   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

          In September 2002, the Company reverse split its common stock on a 1 for 10 basis. In June 2003 the company again split its common stock on a 1 for 200 basis and, in March 2004, the common stock was again reverse split on a 1 for 250 basis. All references to common stock and per share data have been retroactively restated to show the effect of all of these reverse splits.

          b. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

          c. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          d.  Accounts  Receivable

          Accounts receivable are shown net of an allowance for doubtful accounts of $60,495 at December 31, 2003.

          e.  Basic  Loss  Per  Share

          The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during each period presented.

                                                         For the Years Ended
                                                              December 31,
                                                     ---------------------------
                                                         2003           2002
                                                     -------------  ------------

              Net loss                               $(18,682,660)  $(5,807,998)

          Amortization of beneficial conversion
            feature of redeemable convertible
            preferred stock                                     -       200,000
                                                     -------------  ------------

          Net loss attributable to common
            Shareholders                             $(18,682,660)  $(6,007,998)
                                                     =============  ============


          Basic loss per share                       $      (5.11)  $(15,612.90)

          Amortization of beneficial conversion
            feature of redeemable convertible
            preferred stock                                     -       (537.63)
                                                     -------------  ------------

          Net loss per share attributable to common
            shareholders                             $      (5.11)  $(16,150.53)
                                                     =============  ============

          Basic weighted average shares                 3,653,647           372
                                                     =============  ============

          The Company has excluded 420,000,000 and 25,000,000 of common stock equivalents from the calculation of basic loss per share for the years ended December 31, 2003 and 2002 respectively, as they are antidilutive in nature.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

               Machinery and equipment       5-7 years
               Vehicles                      5 years
               Furniture and fixtures        7 years
               Leasehold improvements        7 years

          Depreciation expense for the years ended December 31, 2003 and 2002 was $40,427 and $47,568, respectively.

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

          Accounts  Receivable
          --------------------

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risk in the normal course of its business.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          i.  Concentrations  of  Risk  (Continued)

          Major  Customers
          ----------------

          Net sales for the years ended December 31, 2003 and 2002 include sales to the following major customers, together with the receivables due from those customers:

                                       Net Sales
                                     December  31,
                                ----------------------
                                   2003        2002
                                ----------  ----------
          Customer A            $        -  $  228,178
          Customer B               140,273           -
          Customer C               243,156     143,000
          Customer D                     -     131,058
          Customer E                     -     122,100
          Customer F               190,344           -
          Customer G               149,315           -
          Other                    444,965     408,702
                                ----------  ----------

                                $1,168,053  $1,033,038
                                ==========  ==========

                                              Trade
                                            Receivable
                                             Balance
                                           December 31,
                                               2003
                                            ----------
          Customer A                        $    7,901
          Customer B                           140,273
          Customer C                            40,920
          Customer D                            16,561
          Customer E                                 -
          Customer F                            59,524
          Customer G                            21,296
          Other                                 23,476
                                            ----------

                                            $  309,951
                                            ==========

          Because of the nature of the Company's business, the major customers may vary between years.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 1  - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          j.  Provision  for  Income  Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                         2003          2002
                                     ------------  ------------
          Deferred tax assets
            NOL Carryover            $ 4,693,500   $ 2,304,720
            Accrued Expenses             438,800       520,943

          Deferred tax liabilities:
            Related party accruals             -             -
            Depreciation                  (1,400)            -

          Valuation allowance         (5,130,900)   (2,825,663)
                                     ------------  ------------

          Net deferred tax asset     $         -   $         -
                                     ============  ============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                  2003          2002
                                              ------------  ------------

          Book loss                           $ 7,286,240   $ 2,343,100
          Accrued expenses                              -      (271,485)
          Stock for services/Options Expense   (5,363,420)   (1,683,130)
          Valuation allowance                  (1,922,820)     (388,485)
                                              ------------  ------------

                                              $         -   $         -
                                              ============  ============

          At December 31, 2003, the Company had net operating loss carryforwards of approximately $12,000,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1  - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          j.  Provision  for  Income  Taxes  (Continued)

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

          l.  Advertising

          The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2003 and 2002 were $496,935 and $154,161, respectively.

          m.  Intangible  Assets

          Formulation  238
          ----------------

          In November 1998, for $45,000 the Company acquired Formulation 238 which is a chemical mixture that prevents fires. The cost of $45,000 was amortized over a five-year life and is included in intangible assets. As of December 31, 2003 the asset was fully amortized.

          Fabric  Protection
          ------------------

          In 1995, the Company purchased various customer lists for $40,000. The amount was being amortized over a 5-year period and was fully amortized at December 31, 2002.

          Amortization expense for the intangible assets for the years ended December 31, 2003 and 2002 was $7,500 and $9,000, respectively.

          n.  Newly  Issued  Accounting  Pronouncements

          During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

          SFAS  NO.  143  --  In  August  2001,  the  FASB  issued SFAS No. 143,
          Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

          SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1  - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          n.  Newly  Issued  Accounting  Pronouncements  (Continued)

          Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

          SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

          SFAS NO. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1  - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          n.  Newly  Issued  Accounting  Pronouncements  (Continued)

          both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

          SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

          SFAS NO. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

          SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

          FASB INTERPRETATION NO. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1  - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          (Continued)

          n.  Newly  Issued  Accounting  Pronouncements  (Continued)

          FASB INTERPRETATION NO. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

          During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

          o.  Presentation
              ------------

          Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 2 -  GOING  CONCERN

          The financial statements are presented on the basis that the Company is a going concern. A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant losses from operations, and has a working capital deficit of $2,674,287 which together raise substantial doubt about its ability to continue as a going concern.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 2  - GOING  CONCERN  (Continued)

          Management is presently pursuing additional debt and equity financing and issuing shares to pay for expenses. In addition, the Company plans to increase sales volume with the introduction of new retail products. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3  - PROPERTY  AND  EQUIPMENT

          Property and equipment consisted of the following at December 31, 2003:

          Machinery and equipment        $ 230,449
          Vehicles                         137,291
          Furniture and fixtures            28,586
          Computers                          6,079
                                         ----------

                                           402,405

          Less accumulated depreciation   (325,307)
                                         ----------

                                         $  77,098
                                         ==========

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

NOTE 5  - LINE  OF  CREDIT

          The Company has entered into a purchase and security agreement with Private Capital, Inc. (Private Capital) wherein the Company may take advances against its accounts receivables and future contracts. The Company is accounting for the factoring agreement as financing because it does not meet the requirements of SFAS No. 125. The balance due Private Capital at December 31, 2003 was $521,000. The Company is required to maintain a reserve account balance of at least 23% of the total advances. The reserve account balance at December 31, 2003 was $119,830. Private Capital charges the Company an 8% discount on all receivables purchased.

          During 2003 the Company issued 623,000 shares of its common stock to Private Capital in satisfaction of $1,357,366 of its debt. Subsequent to December 31, 2003, the Company issued 8,400,000 shares of common stock in full satisfaction of the debt to Private Capital.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 6  - NOTES  PAYABLE

          Notes  payable  at  December  31,  2003  consist  of  the  following:

Note payable to St. Martin Bank bearing interest at 9.75%,
     unsecured.  Currently in default and due on demand.            $ 128,225

Note payable to an individual, unsecured, interest rate of 25%
     on any unpaid balance.  Principal and interest payments of
     $12,500 due monthly, maturing August 2000.
     Currently in default. Default rate is 72%.                        87,500

Revolving credit loan, unsecured bearing interest at 8%,
     due on demand.                                                   458,749

Note payable to suppliers, secured by equipment, interest at 10%,
     due on demand.                                                    41,161

Notes payable to individuals, unsecured, interest rate of 12%,
   maturing on October 31, 2003.                                       39,000
                                                                    ----------

     Total notes payable                                              754,635

     Less: current portion                                           (754,635)
                                                                    ----------

     Long-term notes payable                                        $       -
                                                                    ==========

Maturities of long-term debt are as follows:

Year ending December 31:
        2004                                                         $754,635
        2005                                                                -
        2006                                                                -
        2007                                                                -
        2008                                                                -
        Thereafter                                                          -
                                                                    ----------

Total                                                               $ 754,635
                                                                    ==========

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 7  - STOCKHOLDER  LOANS

          Stockholder  loans  at  December  31,  2003  consist of the following:

Note payable to a stockholder dated November 3, 1996
 and February 3, 1997, interest imputed at 10.00%, unsecured,
 due on demand.                                                  $ 95,000

Note payable to a stockholder dated October 28, 1998, bearing interest at 6.00%, guaranteed by the president of the Company,
 due on demand.                                                    97,953

Note payable to a stockholder dated October 3, 1997, bearing interest at 10.50%, secured by Company stock and due
 August 1999.                                                      39,765
                                                                 --------

                                                                 $232,718
                                                                 ========

          All amounts are due on demand and are classified as current liabilities.

NOTE 8  - COMMITMENTS  AND  CONTINGENCIES

          Leases

          The Company leases office and warehouse space under a non-cancelable operating lease. The lease calls for monthly payments of $4,352 with annual increases and expires October 31, 2005. Future minimum lease payments are as follows:

          Year Ending December 31:
          ------------------------

            2004                      $ 54,146
            2005                        51,282
                                      --------

                 Total                $105,428
                                      ========

          Rent expense for the years ended December 31, 2003 and 2002 was $69,728 and $62,894, respectively.

          Employment  Contract
          --------------------

          The  Company  has  an  employment contract with a former key employee.
          Under the terms of this contract, the Company was committed to pay this individual $3,500 in salary per month through November 1, 2003. This contract has been in dispute. As of December 31, 2001 an agreement had been reached to satisfy the obligation in full upon the payment of $45,000 in two installments. The Company defaulted on the installment arrangements and a consent judgment has been filed against the Company in the amount of $100,000 plus accrued interest. The full amount of the judgment plus accrued interest has been included in accrued expenses at December 31, 2003.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 8  - COMMITMENTS  AND  CONTINGENCIES  (Continued)

          Royalty  Agreement
          ------------------

          The Company has committed to paying an individual $0.75 per gallon in royalties on the sale of Fyberix 2000V. The royalties are payable monthly. There was no royalty expense for the years ended December 31, 2003 and 2002, as there have been no sales of Fyberix 2000V.

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

NOTE 9  - ACCRUED  EXPENSES

          Accrued expenses consisted of the following at December 31, 2003:

                    Accrued wages and consulting       $  462,701
                    Employment contract liability         100,000
                    Payroll taxes - federal and state     436,254
                    Accrued interest                      553,747
                    Sales tax payable                       1,149
                    Credit cards                            1,000
                                                       ----------

                                                       $1,554,851
                                                       ==========

          The Company is delinquent in paying payroll taxes. Interest and penalties have been accrued on the payroll taxes and are included in the $436,254 liability. On May 8, 2002, the Company entered into an installment payment plan with the Internal Revenue Service. The payment plan requires monthly payments of $14,000. The Company has remained current with this payment plan.

NOTE 10 - CAPITAL  STOCK

          In October 2003, the Company amended its Articles of Incorporation to increase the number of authorized shares to 10,300,000,000 shares consisting of 9,800,000,000 shares $0.001 par value common stock and 500,000,000 shares $0.001 par value preferred stock.

          In October 2002, the Company filed a Certification of Designation establishing the rights, powers and preferences of Series A Redeemable Convertible Preferred Stock consisting of 8,500,000 shares. The stock provides for dividends of cash, stock or other property

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 10 - CAPITAL  STOCK  (Continued)

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

          In October 2002, the Company issued 2,500,000 shares of Series A Redeemable Convertible Preferred Stock in exchange for $50,000 in accrued compensation to an officer of the Company. Based on the fair value of the transaction a $200,000 beneficial conversion feature was recorded as a dividend and fully amortized in 2002. In January 2003 the Company issued 6,000,000 shares of Series A Redeemable Convertible Preferred Stock for debt and bonus. In February 2003 the company issued 8,500,000 and in June 2003, 25,000,000 shares of Series A Redeemable Convertible Preferred Stock for accrued expenses.

          During the year ended December 31, 2002 the Company issued 12,764,852 shares of its common stock for services at prices ranging from $0.35 to $500 per share. Also during 2003, the Company issued 2,528,000 shares of its common stock for debt at $0.35 to $1.28 per share.

          During the year ended 2003 the Company approved various Employee Stock Incentive Plans to allow various employees to receive certain options to purchase and to receive grants of common stock subject to certain restrictions imposed by the company. The options are exercised in a cashless exercise where the company withholds an amount of shares equal to the exercise price of the option. Under these plans, employees exercised 6,511,000 options at prices ranging from $0.035 to $2.50.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 11 - CONSULTING  AGREEMENTS

          During the year ended December 31, 2003, the company signed service agreements with two individuals to provide various services to the company. The services include: consulting services and advice pertaining to the company's affairs, assist and study in the evaluation of merger and acquisition proposals, write reports, thereon and assist in the negotiations of the proposals.

          The agreements allow for the consultants to be paid either in cash or free trading shares of the company's common stock.

          As a result of the services performed by these individuals, the Company paid them $1,239,500 in cash and issued them 1,520,400 shares of common stock valued at $1,521,100.

NOTE 12 - PURCHASE  OF  ASSETS  OF  NATIONAL  CERTIFIED FIRE RETARDANTS

          In December 2003 the Company entered into an agreement to purchase the assets, formulation and rights of National Certified Fire Retardants, Inc. (NCFR). In December 2003 the company paid a "good faith deposit" to NCFR in the amount of $100,000, and agreed to make two more payments of $100,000 in January and February of 2004. The Company has complied with the terms of the agreements and subsequently made the two remaining payments. Upon delivery of the final payment the company took control of the assets and has begun making sales of the product.

          As part of the agreement, NCFR accepted a two year non-complete agreement and the company agreed to pay a principal of the company $4,000 per month for three months following the purchase for his continued services.

NOTE 13 - SUBSEQUENT  EVENTS

          Subsequent to year-end, the Company issued 2,412,000 shares of common stock for services, 8,400,000 shares for debt extinguishments and 14,824,200 shares for employee stock options.