Form 10QSB
period 2004-03-31
AMERICAN FIRE RETARDANT CORP
filed 2004-05-24
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-26261

                          AMERICAN FIRE RETARDANT CORP.
                 (Name of small business issuer in its charter)



                  NEVADA                                      88-0386245
       (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                    Identification No.)

9316 WHEATLANDS ROAD, SUITE C, SANTEE, CALIFORNIA               92071
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
Yes  X  No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, 183,697,590 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                         TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    Item 1.  Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .   4
        Balance Sheet as of March 31, 2004 and December 31, 2003. . . . . . . . . . . . . . . .   4
        Statements of Operations for the three months ended March 31, 2004 and 2003 . . . . . .   6
        Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2004.   7
        Statements of Cash Flows for the three months ended March 31, 2004 and 2003 . . . . . .   8
        Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . .  12
    Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .  15
    Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .  16
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
        2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
        2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
        2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF
        2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

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

Set forth below are the unaudited balance sheets as of March 31, 2004 and December 31, 2003, and the unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2004 and 2003. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the year ending December 31, 2004.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                          AMERICAN FIRE RETARDANT CORP
                                 Balance Sheets


                                    ASSETS
                                    ------

                                                March 31,    December 31,
                                                   2004          2003
                                               ------------  -------------
                                               (Unaudited)
CURRENT ASSETS

  Cash                                         $    104,281  $           -
  Inventory                                         346,027        345,994
  Accounts receivable, net                          411,130        309,951
  Prepaid assets                                     19,544         36,101
                                               ------------  -------------

    Total Current Assets                            880,982        692,046
                                               ------------  -------------

PROPERTY AND EQUIPMENT, NET                         207,143         77,098
                                               ------------  -------------

OTHER ASSETS

  Restricted cash                                         -        119,830
  Deposits                                            4,352        104,352
  Formulations and intellectual property, net       247,946              -
                                               ------------  -------------

    Total Other Assets                              252,298        224,182
                                               ------------  -------------

    TOTAL ASSETS                               $  1,340,423  $     993,326
                                               ============  =============


   The accompanying notes are an integral part of these financial statements.

                          AMERICAN FIRE RETARDANT CORPORATION
                              Balance Sheets (Continued)


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

                                                           March 31,     December 31,
                                                             2004            2003
                                                         -------------  --------------
                                                          (Unaudited)
CURRENT LIABILITIES
  Cash overdraft                                         $          -   $      30,075
  Accounts payable                                            235,682         236,952
  Accrued expenses                                          1,076,554       1,554,851
  Shareholder loans                                           180,954         232,718
  Notes payable                                               191,386         754,635
  Line of credit                                                    -         521,000
                                                         -------------  --------------

    Total Current Liabilities                               1,684,576       3,330,231
                                                         -------------  --------------

COMMITMENTS AND CONTINGENCIES

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK;
    $0.001 par value; authorized 100,000,000
    42,000,000 issued and outstanding                       1,104,000       1,104,000
                                                         -------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock, $0.001 par value, 400,000,000
  shares authorized, 0 shares issued and outstanding.               -               -
  Common stock, $0.001 par value; 1,980,000,000 shares
  authorized, 39,197,590 and 21,805,605 shares issued
  and outstanding, respectively                                39,197          21,806
  Additional paid-in capital                               33,425,991      27,963,903
  Stock subscription receivable                                     -        (134,637)
  Accumulated deficit                                     (34,913,341)    (31,291,977)
                                                         -------------  --------------

    Total Stockholders' Equity (Deficit)                   (1,448,153)     (3,440,905)
                                                         -------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                     $  1,340,423   $     993,326
                                                         =============  ==============


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended
                                                      March 31,
                                          -------------------------------
                                               2004             2003
                                          ---------------  --------------

NET SALES                                 $      272,447   $     552,459

COST OF SALES                                    132,296         194,741
                                          ---------------  --------------

GROSS MARGIN                                     140,151         357,718
                                          ---------------  --------------

OPERATING EXPENSES

  Selling, general and administrative          1,686,225       1,180,364
  Payroll expense                                133,453         258,646
  Travel and entertainment                        58,642          27,643
  Depreciation and amortization expense           16,908          14,315
                                          ---------------  --------------

    Total Operating Expenses                   1,895,228       1,480,968
                                          ---------------  --------------

LOSS FROM OPERATIONS                          (1,755,077)     (1,123,250)
                                          ---------------  --------------

OTHER INCOME AND (EXPENSES)

  Loss on extinguishments of debt             (1,824,214)              -
  Miscellaneous income                                 -             975
  Interest expense                               (42,073)        (93,820)
                                          ---------------  --------------

    Total Other Expenses                      (1,866,287)        (92,845)
                                          ---------------  --------------

LOSS BEFORE INCOME TAXES                      (3,621,364)     (1,216,095)

PROVISION FOR INCOME TAXES                             -               -
                                          ---------------  --------------

NET LOSS                                  $   (3,621,364)  $  (1,216,095)
                                          ===============  ==============

BASIC LOSS PER SHARE                      $        (0.12)  $       (1.70)
                                          ===============  ==============

BASIC WEIGHTED AVERAGE SHARES                 30,794,396         714,666
                                          ===============  ==============


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                  Statements of Stockholders' Equity (Deficit)


                                            Common Stock      Additional       Stock
                                      ----------------------    Paid-in     Subscription    Accumulated
                                         Shares      Amount     Capital      Receivable      (Deficit)
                                      ------------  --------  -----------  --------------  -------------
Balance, December 31, 2003             21,805,605   $21,806   $27,963,903  $    (134,637)  $(31,291,977)

Common stock issued for services
  (unaudited)                           2,412,000     2,412       828,888              -              -

Common stock issued for
  extinguishment of debt (unaudited)    8,400,000     8,400     3,106,600              -              -

Common stock issued for cash
  (unaudited)                           8,580,000     8,580     1,524,600              -              -

Cash received on stock subscription
  receivable (unaudited)                        -         -             -        134,637              -

Cancelled shares (unaudited)           (2,000,000)   (2,000)        2,000              -              -

Net loss for the three months
  ended March 31, 2004 (unaudited)              -         -             -              -     (3,621,364)
                                      ------------  --------  -----------  --------------  -------------

Balance, March 31, 2004 (unaudited)   $39,197,605   $39,198   $33,425,991  $           -   $(34,913,341)
                                      ============  ========  ===========  ==============  =============


   The accompanying notes are an integral part of these financial statements.

                      AMERICAN FIRE RETARDANT CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)

                                                       For the Three Months Ended
                                                               March 31,
                                                   --------------------------------
                                                        2004             2003
                                                   --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                         $  (3,621,364)  $    (1,216,095)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Common stock issued for services                     831,300           930,000
    Preferred stock issued for services                        -           200,000
    Loss on extinguishment of debt                     1,824,214                 -
    Depreciation and amortization                         16,908            14,315
  Change in Assets and Liabilities:
    (Increase) decrease in restricted cash               119,830                 -
    (Increase) decrease in prepaid assets                 16,557                 -
    (Increase) decrease in accounts receivable          (101,179)         (312,664)
    (Increase) decrease in deposits                      100,000                 -
    (Increase) decrease in inventory                         (33)            5,700
    Increase (decrease) in accounts payable               (1,270)          (15,406)
    Increase (decrease) in accrued expenses             (254,761)          285,295
                                                   --------------  ----------------

      Net Cash Used by Operating Activities           (1,069,798)         (108,855)
                                                   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                              (140,595)                -
  Purchase of other assets                              (254,304)                -
                                                   --------------  ----------------

    Net Cash Used by Investing Activities               (394,899)                -
                                                   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                  (30,075)           61,724
  Common stock issued for cash                         1,533,180                 -
  Payments on shareholder loans                          (51,764)           (2,000)
  Payments on notes payable                              (17,000)           48,593
  Cash receipts on stock subscription receivable         134,637                 -
  Payment on capital lease                                     -            (2,400)
                                                   --------------  ----------------

      Net Cash Provided by Financing Activities        1,568,978           105,917
                                                   --------------  ----------------

NET INCREASE (DECREASE) IN CASH                          104,281            (2,938)

CASH AT BEGINNING OF PERIOD                                    -             2,938
                                                   --------------  ----------------

CASH AT END OF PERIOD                              $     104,281   $             -
                                                   ==============  ================


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                               For the Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                   2004           2003
                                                              --------------  -------------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

  Interest                                                    $            -  $           -
  Income taxes                                                $            -  $           -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for deferred services                   $            -  $           -
  Common stock issued for extinguishment of debt              $    1,290,785  $           -
  Common stock issued for services                            $      831,300  $     935,000
  Preferred stock issued for services                         $            -  $     200,000
  Preferred stock issued in satisfaction of accrued expenses  $            -  $     429,000


   The accompanying notes are an integral part of these financial statements.

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003
                                   (unaudited)

NOTE 1 -    CONDENSED  FINANCIAL  STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the years ended December 31, 2004 and 2003.


NOTE 2 -    GOING  CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $34,913,341 which, as well as current liabilities in excess of current assets of $803,594, raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3 -  SIGNIFICANT AND SUBSEQUENT EVENTS

     In March 2004, the Company's common stock was reverse split on a 1 for 250 basis. Accordingly, the Company's authorized common stock was reduced from 9,800,000,000 shares to 39,200,000 shares. In April 2004, the Company's authorized common stock was increased to 1,980,000,000 shares. All references to common stock and per share data have been retroactively restated to show the effect of all of these actions.

     Subsequent to March 31, 2004, the Company issued 72,000,000 shares of common stock for services.

NOTE 4 -   COMMITMENTS  AND  CONTINGENCIES

     Management has identified that the issuance of some shares of the Company's common stock to certain employees and non-employed consultants for services rendered during the periods ended March 31, 2003 and December 31, 2003 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in

                       AMERICAN FIRE RETARDANT CORPORATION
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003
                                   (unaudited)

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES  (continued)

     violation at March 31, 2003 and December 31, 2003 and issued stock subsequent to March 31, 2003 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company's financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.


NOTE  5  -  CONCENTRATIONS  OF  RISK

     Major  Customers
     ----------------

     Net sales for the three months ended March 31, 2004 include sales to one major customer. During the first quarter that customer had sales of $100,611 and receivables due of $176,335.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Information

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     We originally commenced operations as American Fire Retardant Corporation, a corporation organized under the laws of the State of Florida ("AFRC Florida") on November 20, 1992. Since 1993 we have undergone various changes in corporate structure and domicile. Ultimately, in March 1999 we completed the simplification of our corporate structure. All subsidiaries were merged into the parent and the parent was domiciled in the State of Nevada. We became American Fire Retardant Corp., a Nevada corporation.

     We are a fire protection company that specializes in fire prevention and fire containment. We are in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and products and provide fire resistive finishing services through our Textile Processing Center for commercial users. We also design new technology for future fire resistive applications that are being mandated by local, state and governmental agencies and are active in the construction industry as subcontractors for firestop and firefilm installations and fireproofing applications.

     We install fire stopping materials. Our fire stop crews work directly under the general, electrical, mechanical or plumbing contractors. We are also planning to enter the durable fire resistive fabric marketplace within the next two years.


FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     The balance of current assets at December 31, 2003 was $692,046 compared to a balance of $880,982 at March 31, 2004. The balance of current liabilities was $3,330,231 and $1,684,576, respectively, for the same periods. The resulting current ratio at December 31, 2003 was .21 to 1. The current ratio at March 31, 2004 was .52 to 1. The current ratio indicates that the Company's ability to pay its obligations has improved over the course of the first quarter of 2004.

     The increase of current assets at March 31, 2004 over December 31, 2003 is principally the result of a net increase in accounts receivable due to working the large construction job at the Miami International Airport.

     The balance of accounts receivable at March 31, 2004 was $411,130, an increase of $101,179 from the period ended December 31, 2003. The receivables increased mainly due to the increase in sales from the construction job at the Miami International Airport.

     The decrease in current liabilities of $1,645,655 is mainly due to the Company paying down debt. The Company used cash of $1,069,798 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

     $339,376 of the Company's accrued expenses were past due payroll taxes owed to the Internal Revenue Service ("IRS") and several states where the Company does business. The Company has negotiated an installment plan with the IRS and is current with that installment plan and on its payroll tax obligations for the year 2004.

     At March 31, 2004 the Company needed approximately $1,500,000 in working capital to bring itself out its present situation and back onto an even footing with its creditors. The Company hopes to raise this capital through the sale of its new consumer product in 2003 and through continued efforts at obtaining outside financing.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

     The Company's net sales decreased by $280,012 through March 31, 2004 compared to the same period in 2003. This is a decrease of 50.7% and is largely a result of concentrating most of our work on the Miami Airport job. The gross margin for the period in 2003 was 51.4% of sales compared to 64.8% for the same period in 2003. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively.

     The Company's selling, general and administrative expenses increased by $505,861 or 42.9% for the period ended March 31, 2004 over the same period in 2003, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have decreased by $125,193 for the three months ended March 31, 2004 or 48.4%, as compared with the same period in 2003.

     Management is seeking to increase the Company's marketing efforts in the coming year. In particular, the Company is increasing its' marketing efforts for its TreeSafe product. TreeSafe is a fire-retardant for Christmas trees that prevents them from combusting. However, the Company is also subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of Part II on our Form 10-KSB for the year ending December 31, 2003, our revenue is currently insufficient to cover our costs and expenses. To the extent our revenue shortfall exceeds our stockholders' willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     Our management anticipates that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     At March 31, 2004, we had $880,982 in total current assets from which to pay our obligations. Our current liabilities total $1,684,576. At March 31, 2004, we had a cash balance of $104,281.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.     CONTROLS AND PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Reference is made to Part I, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Commission on April 14, 2004.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------

   3.1**     Articles of Incorporation.
   3.2**     Bylaws.
   31.1*     Certification of Raoul L. Carroll, Chief Financial Officer of American Fire
             Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
             Sec.302 of the Sarbanes-Oxley Act of 2002.
   31.2*     Certification of Randy W. Betts, Chief Financial Officer and Treasurer of
             American Fire Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
   32.1*     Certification of Raoul L. Carroll, Chief Financial Officer of American Fire
             Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
             Sec.906 of the Sarbanes-Oxley Act of 2002.
   32.2*     Certification of Randy W. Betts, Chief Financial Officer and Treasurer of
             American Fire Retardant Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed herewith.
**   Previously filed.

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN FIRE RETARDANT CORP.

Dated:  May 20, 2004.

                                          By  /s/  Stephen F. Owens
                                            -----------------------
                                            Stephen F. Owens,
                                            President