Form 10QSB
period 2004-06-30
AMERICAN FIRE RETARDANT CORP
filed 2004-08-19
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.
☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number: 000-26261

AMERICAN FIRE RETARDANT CORP.
(Name of small business issuer in its charter)

Nevada(State or other jurisdiction of incorporation or organization)	88-0386245(I.R.S. Employer Identification No.)
9316 Wheatlands Road, Suite C, Santee, California(Address of principal executive offices)	92071(Zip Code)
(619) 258-3640(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 1,972,697,605 shares of its common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes☐ No☒

1

2

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

Set forth below are the balance sheets as of June 30, 2004 (unaudited) and December 31, 2003, and the results of operations for the three months and the six months ended June 30, 2004 and 2003 (unaudited) and cash flows for the six months ended June 30, 2004 and 2003. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

3

AMERICAN FIRE RETARDANT CORPORATION
Balance Sheets

ASSETS

	June 30, 2004	December 31, 2003

CURRENT ASSETS	(Unaudited)

Cash	$1,342,320	$-
Inventory	361,537	345,994
Accounts receivable, net	361,326	309,951
Prepaid assets	31,427	36,101
Notes receivable	158,000	-
Notes receivable, related party	30,000	-

Total Current Assets	2,284,610	692,046

PROPERTY AND EQUIPMENT, NET	197,337	77,098

OTHER ASSETS

Restricted cash	-	119,830
Deposits	4,352	104,352
Formulations and intellectual property, net	235,231	-

Total Other Assets	239,583	224,182

TOTAL ASSETS	$2,721,530	$993,326

The accompanying notes are an integral part of these financial statements.

4

AMERICAN FIRE RETARDANT CORPORATION
Balance Sheets (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2004	2003

CURRENT LIABILITIES	(Unaudited)
Cash overdraft	$-	$30,075
Accounts payable	99,247	236,952
Accrued expenses	663,014	1,554,851
Shareholder loans	325,453	232,718
Notes payable	146,225	754,635
Line of credit	-	521,000

Total Current Liabilities	1,233,939	3,330,231

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK;
$0.001 par value; authorized 100,000,000 shares,
100,000,000 and 42,000,000 shares issued and outstanding, respectively	2,438,000	1,104,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 400,000,000 shares
authorized, -0- shares issued and outstanding
Common stock, $0.001 par value; 9,800,000,000 shares
authorized, 1,972,697,605 and 21,805,605 shares issued
and outstanding, respectively	1,972,698	21,806
Additional paid-in capital	40,366,428	27,963,903
Stock subscription receivable	-	(134,637)
Accumulated deficit	(43,289,535)	(31,291,977)

Total Stockholders’ Equity (Deficit)	(950,409)	(3,440,905)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$2,721,530	$993,326

The accompanying notes are an integral part of these financial statements.
5

AMERICAN FIRE RETARDANT CORPORATION
Statements of Operations
(Unaudited)
	For Six Months Ended June 30,		For the Three Months Ended June 30,

	2004	2003	2004	2003

NET SALES	$477,811	$792,666	$205,364	$240,207

COST OF SALE	202,215	310,409	69,919	115,668

GROSS MARGIN	275,596	482,257	135,445	124,539

OPERATING EXPENSES

Selling, general and administrative	9,786,330	4,396,996	8,100,105	3,216,632
Payroll expense	468,158	333,255	334,705	74,609
Travel and entertainment	141,844	41,746	83,202	14,103
Depreciation and amortization expense	42,403	28,631	25,4951	4,316

Total Operating Expenses	10,438,735	4,800,628	8,543,507	3,319,66

LOSS FROM OPERATIONS	(10,163,139)	(4,318,371)	(8,408,062)	(3,195,121)

OTHER INCOME (EXPENSES)
Gain (loss) on extinguishment of debt	(1,806,749)	-	46,545	-
Miscellaneous Income		16,125		15,150
Interest expense	(27,670)	(201,555)	(14,677)	(107,735)

Total Other Income (Expenses)	(1,834,419)	(185,430)	31,868	(92,585)

LOSS BEFORE INCOME TAXES	(11,997,558)	(4,503,801)	(8,376,194)	(3,287,706)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,997,558)	$(4,503,801)	$(8,376,194)	$(3,287,706)

BASIC LOSS PER SHARE	$(0.03)	$(1.34)	$ (0.01)	$ (0.52)

BASIC WEIGHTED AVERAGE SHARES	365,311,935	3,353,176	658,346,154	6,267,346

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	(Deficit)

Balance, December 31, 2003	21,805,605	$21,806	$27,963,903	$(134,637)	$(31,291,977)

Common stock issued for services
(unaudited)	966,912,000	966,912	5,598,188

Common stock issued for
extinguishment of debt (unaudited)	18,400,000	18,400	3,129,600

Common stock issued for cash
(unaudited)	967,580,000	967,580	3,672,737

Cash received on stock subscription
receivable (unaudited)				134,637

Cancelled shares (unaudited)	(2,000,000)	(2,000)	2,000

Net loss for the six months
ended June 30, 2004 (unaudited)					(11,997,558)

Balance, June 30, 2004 (unaudited)	1,972,697,605	$1,972,698	$40,366,428		$(43,289,535)

The accompanying notes are an integral part of these financial statements.

7

AMERICAN FIRE RETARDANT CORPORATION
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,997,558)	$(4,503,801)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	6,565,100	3,607,172
Preferred stock issued for services	1,334,000	200,000
Loss on extinguishment of debt	1,806,749	-
Depreciation and amortization	42,403	28,631
Change in Assets and Liabilities:
(Increase) decrease in restricted cash	119,830	-
(Increase) decrease in prepaid assets	4,674
(Increase) decrease in accounts receivable	(51,375)	(271,579)
(Increase) decrease in notes receivable	(188,000)	-
(Increase) decrease in deposits	100,000	(285)
(Increase) decrease in inventory	(15,543)	(22,574)
Increase (decrease) in accounts payable	(97,978)	(74,222)
Increase (decrease) in accrued expenses	(657,562)	554,227

Net Cash Used by Operating Activities	(3,035,260)	(482,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(143,569)	-
Purchase of other assets	(254,304)	-

Net Cash Used by Investing Activities	(397,873)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	(30,075)	17,258
Common stock issued for cash	4,640,317	-
Proceeds from shareholder loans	92,735	51,116
Cancellation of common stock	-	(5,000)
Proceeds from sale of common stock	-	138,893
Proceeds from notes payable	-	284,026
Payments on notes payable	(62,161)	-
Cash receipts on stock subscription receivable	134,637	-
Payment on capital lease	-	(6,800)

Net Cash Provided by Financing Activities	4,775,453	479,493

NET INCREASE (DECREASE) IN CASH	1,342,320	(2,938)

CASH AT BEGINNING OF PERIOD	-	2,938

CASH AT END OF PERIOD	$1,342,320	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Cash Flows (Continued)
Unaudited

	For Six Months Ended June 30,
	2004	2003

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

Interest	$201,555	-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for extinguishment of debt	$1,330,513	$-
Common stock issued for services	$6,565,100	$3,607,172
Preferred stock issued for services	$1,334,000	$200,000
Preferred stock issued in satisfaction of accrued expenses	$-	$654,000

The accompanying notes are an integral part of these financial statements.
9

AMERICAN FIRE RETARDANT CORPORATION
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the year ended December 31, 2004.

NOTE 2 -   GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $43,289,535, which, along with reoccurring operating losses, raises substantial doubt about its ability to continue as a going concern.

Management is presently pursuing additional financing through borrowing and issuing shares to pay for expenses. In addition, the Company plans to increase sales volume of its new retail product, TreeSafe. Also, the Company has paid down its debt by more than $3,700,000 in the last year. The ability of the Company to achieve its operating goals and to obtain such additional finances, however, is uncertain. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 -            COMMITMENTS AND CONTINGENCIES

                       Management has identified that the issuance of some shares of the Company’s common stock to certain employees and non-employed consultants for services rendered during the periods ended March 31, 2003 and December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at March 31, 2003 and December 31, 2002 and issued stock subsequent to March 31, 2003 in violation. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company’s financial statements. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements.

10

AMERICAN FIRE RETARDANT CORPORATION
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 4 -   CONCENTRATIONS OF RISK

Major Customers

Net sales for the six months ended June 30, 2004 include sales to one major customer.  During the first quarter that customer had sales of $159,321 and receivables due of $145,182.

NOTE 5 -   SIGNIFICANT EVENTS

On June 15, 2004, the Company issued 58,000,000 shares of Series A Redeemable Convertible Preferred Stock to its president as a bonus. Based on the convertible nature of the shares and the related fair value on the date the shares were authorized to be issued, a value for the bonus totaling $1,334,000 has been recognized in the accompanying financial statements as of and for the period ended June 30, 2004.

Also during June 2004, the Company paid its president a cash bonus in the amount of $125,000.

NOTE 6 -   SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company has issued 750,000,000 shares of common stock for cash and services.

On July 14, 2004, the Company executed a letter of intent regarding the possible or proposed purchase of all of the outstanding common stock of a California corporation from two individuals unrelated to the Company for a total purchase price of $3,250,000. The Company has made an initial payment of $250,000 with an additional $1,750,000 cash to be paid at the closing of a definitive agreement. The remaining $1,250,000 is to be in the form of a promissory note, bearing interest at 7% per annum, maturing in 18 months.

11
Item 2. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

Management’s Plan of Operation

We originally commenced operations as American Fire Retardant Corporation, a corporation organized under the laws of the State of Florida (“AFRC Florida”) on November 20, 1992. Since 1993 we have undergone various changes in corporate structure and domicile. Ultimately, in March 1999 we completed the simplification of our corporate structure. All subsidiaries were merged into the parent and the parent was domiciled in the State of Nevada. We became American Fire Retardant Corp., a Nevada corporation.

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

Second Quarter Changes in Financial Conditions

The balance of current assets at December 31, 2003 was $692,046 compared to a balance of $2,284,610 at June 30, 2004. The balance of current liabilities was $3,330,231 and $1,233,939, respectively, for the same period. The resulting current ratio at December 31, 2003 was 0.21 to 1. The current ratio at June 30, 2004 was 1.85 to 1. The current ratio indicates that our ability to pay our obligations has significantly improved over the course of the second quarter of 2004.

The balance of accounts receivable at June 30, 2004 was $361,326, an increase of $51,375 from the period ended December 31, 2003. The receivables increased mainly due to the increase in sales from the construction job at the Miami International Airport

12

Results of Operations

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

The Company's net sales decreased by $34,843 through June 30, 2004 compared to the same period in 2003. This is a decrease of 14.5% and is mainly due to the Company working one large job and decreasing other construction jobs while increasing sales of its fire retardant chemicals, including the paints and varnishes acquired in the NCFR purchase in the first quarter of 2004. The gross margin for the period in 2003 was 51.8% of sales compared to 65.9% for the same period in 2003. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively and to that end acquired NCFR and is working to increase the sales of its fire retardant chemicals.

The Company's selling, general and administrative expenses increased by $4,883,473 or 151.8% for the period ended June 30, 2004 over the same period in 2003, mainly due to expenses incurred for consulting services and bonuses paid for with the Company's series A redeemable convertible preferred and common stock. Payroll expenses have increased by $260,096 for the three months ended June 30, 2004 or 348.6%, as compared with the same period in 2003.

Management is seeking to increase the Company's marketing efforts in the coming year. In particular, the Company is increasing its’ marketing efforts in selling TreeSafe to the consumer. TreeSafe is a fire-retardant for Christmas trees that prevents them from combusting. However, the Company is also subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

The Company's net sales decreased by $314,855 through June 30, 2004 compared to the same period in 2003. This is a decrease of 39.7% and is due to the Company working one large job and decreasing other construction jobs while increasing sales of its fire retardant chemicals, including the paints and varnishes acquired in the NCFR purchase in the first quarter of 2004. The gross margin for the period in 2004 was 57.7% of sales compared to 60.8% for the same period in 2003. Management believes that the Company needs to establish itself as a major player in the fire retardant field in order to compete effectively and to that end acquired NCFR and is working to increase the sales of its fire retardant chemicals.

The Company's selling, general and administrative expenses increased by $5,389,334 or 122.6% for the period ended June 30, 2004 over the same period in 2003, mainly due to expenses incurred for consulting services and bonuses paid for with the Company's series A redeemable convertible preferred and common stock. Payroll expenses have increased by $134,903 for the year to date period or 40.5%, as compared with the same period in 2003. In June 2004, bonuses were paid to our president, Stephen F. Owens in the form of $125,000 in cash and 58,000,000 shares of series A redeemable convertible preferred stock valued at $1,334,000. The Company feels these bonuses are deserved as Mr. Owens had not received any salary for almost two years and has provided significant funds for the Company to continue its development and operations.

Management is seeking to increase the Company's marketing efforts in the coming year. However, the Company is subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

Liquidity and Capital Resources

As discussed by our accountants in the audited financial statements included in Item 7 of Part II on our Form 10-KSB for the year ending December 31, 2003, our revenue is currently insufficient to cover our costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

At June 30, 2004, we had $2,284,610 in total current assets from which to pay our obligations. Our current liabilities total $1,233,939. At June 30, 2004, we had a cash balance of $1,342,320.

Cash flow provided from financing activities was $4,775,453 for the six months ended June 30, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period. A majority of the proceeds were used for working capital, with $397,873 used to purchase fixed and other assets.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Changes in Securities.

The Company issued 58,000,000 shares of Series A Preferred Stock to Stephen F. Owens, its President and Director, on June 15, 2004 as a bonus for work performed by Mr. Owens for the Company. The purchase and sale of the preferred stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no general solicitation for the purchase of the securities. Mr. Owens is an officer, director and controlling stockholder of the Registrant, and an accredited investor, as defined in the Securities Act and had access to all information with respect to the Registrant as required by the Securities Act. Mr. Owens also took his shares for investment purposes without a view to distribution. The Registrant’s securities were sold only to Mr. Owens, with whom the Registrant had a direct personal pre existing relationship. Finally, the Registrant’s stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.”

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

In April of 2004, at a special meeting of our shareholders, our majority shareholder approved an amendment to our Articles of Incorporation increasing the number of authorized $0.001 par value shares of our common stock from 39,200,000 to 1,980,000,000. The number of preferred shares authorized remained at 500,000,000.

The majority shareholder cast 420,000,140 shares of our common stock in favor of the amendment to our Articles of Incorporation. The number of shares cast in favor of the proposed amendment was sufficient to pass the proposed amendment.

In July of 2004, at a special meeting of our shareholders, our majority shareholder approved an amendment to our Articles of Incorporation increasing the number of authorized $0.001 par value shares of our common stock from 1,980,000,000 to 9,800,000,000. The number of preferred shares authorized remained at 500,000,000.

The majority shareholder cast 1,000,000,140 shares of our common stock in favor of the amendment to our Articles of Incorporation. The number of shares cast in favor of the proposed amendment was sufficient to pass the proposed amendment.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.
Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation
3.3**	Bylaws
31.1*	Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Randy W. Betts, Chief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Randy W. Betts, Chief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
__________* Filed herewith.

** Incorporated herein as indicated.

(b)   Reports on Form 8-K.
None.
SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIRE RETARDANT, INC.

Date: August 13, 2004	By:	/s/ Stephen F. Owens
Stephen F. Owens
Title: President