Form 10QSB
period 2004-09-30
AMERICAN FIRE RETARDANT CORP
filed 2004-11-15
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-26261

AMERICAN FIRE RETARDANT CORP.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	880386245 (I.R.S. Employer Identification No.)
9316 Wheatlands Road, Suite C, Santee, California (Address of principal executive offices)	92071 (Zip Code)
(619) 258-3640
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 851,815 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

1

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

         Set forth below are the balance sheets as of September 30, 2004 (unaudited) and December 31, 2003, and the results of operations for the three months and the nine months ended September 30, 2004 and 2003 (unaudited) and cash flows for the nine months ended September 30, 2004 and 2003. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position for the period then ended, have been made. The results of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

         All other schedules are not submitted because they are not applicable or not required or because the information is included in the financial statements or notes thereto.

AMERICAN FIRE RETARDANT CORPORATION
Balance Sheets
ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS

Cash	$696,416	$-
Inventory	360,105	345,994
Accounts receivable, net	397,007	309,951
Prepaid assets	27,881	36,101
Notes and related interest receivable	726,000	-
Notes and related interest receivable, related party	73,000	-

Total Current Assets	2,280,409	692,046

PROPERTY AND EQUIPMENT, NET	184,485	77,098

OTHER ASSETS

Restricted cash	-	119,830
Deposits	4,352	104,352
Formulations and intellectual property, net	222,545	-

Total Other Assets	226,897	224,182

TOTAL ASSETS	$2,691,791	$993,326

The accompanying notes are an integral prt of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2004	2003
	(Unaudited)
CURRENT LIABILITIES

Cash overdraft	$-	$30,075
Accounts payable	129,601	236,952
Accrued expenses	674,895	1,554,851
Shareholder loans	256,953	232,718
Notes payable	146,225	754,635
Line of credit	-	521,000

Total Current Liabilities	1,207,674	3,330,231

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK;
$0.001 par value; authorized 200,000,000 shares
100,000,000 and 42,000,000 shares issued and
outstanding, respectively	2,438,000	1,104,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 300,000,000
shares authorized, -0- shares issued and outstanding	-
Common stock, $0.0001 par value; 19,800,000,000
shares authorized, 851,815 and 44 shares issued
and outstanding, respectively	85	1
Additional paid-in capital	48,310,973	27,985,708
Stock subscription receivable	-	(134,637)
Accumulated deficit	(49,264,941)	(31,291,977)

Total Stockholders’ Equity (Deficit)	(953,883)	(3,440,905)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$2,691,791	$993,326

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003

NET SALES	$712,335	$919,168	$234,524	$232,340

COST OF SALES	308,090	522,611	105,875	212,202

GROSS MARGIN	404,245	396,557	128,649	20,138

OPERATING EXPENSES

Selling, general and administrative	14,048,207	9,338,250	5,720,877	4,941,254
Payroll expense	2,198,446	416,193	271,288	82,938
Travel and entertainment	213,684	95,994	71,840	54,248
Depreciation and amortization expense	67,941	40,858	25,538	12,227

Total Operating Expenses	16,528,278	9,891,295	6,089,543	5,090,667

LOSS FROM OPERATIONS	(16,124,033)	(9,494,738)	(5,960,894)	(5,070,529)

OTHER INCOME (EXPENSES)
Loss on extinguishment of debt	(1,806,749)	-	-	-
Miscellaneous income (expense)	-	15,505	-	(620)
Interest expense	(42,182)	(273,883)	(14,512)	(72,328)

Total Other Income (Expenses)	(1,848,931)	(258,378)	(14,512)	(72,948)

LOSS BEFORE INCOME TAXES	(17,972,964)	(9,753,116)	(5,975,406)	(5,143,477)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(17,972,964)	$(9,753,116)	$(5,975,406)	$(5,143,477)

BASIC LOSS PER SHARE	$(787.29)	$(4,876,558.00)	$(95.46)	$(1,285,869.25)

BASIC WEIGHTED AVERAGE SHARES	22,829	2	62,595	4

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	(Deficit)

Balance, December 31, 2003	44	$1	$27,985,709	$(134,637)	$(31,291,977)

Common stock issued for
services (unaudited)	134,674	13	9,296,687	-	-

Common stock issued for
extinguishment of debt
(unaudited)	37	-	3,148,000	-	-

Common stock issued for cash
(unaudited)	717,065	71	7,880,577	-	-

Cash received on stock
subscription receivable
(unaudited)	-	-	-	134,637	-

Cancelled shares (unaudited)	(5)	-	-	-	-

Net loss for the nine months
ended September 30, 2004
(unaudited)	-	-	-	-	(17,972,964)

Balance, September 30, 2004
(unaudited)	851,815	$85	$48,310,973	$-	$(49,264,941)

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(17,972,964)	$(9,753,116)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	9,296,700	7,450,859
Preferred stock issued for services	1,334,000	200,000
Loss on extinguishment of debt	1,806,749	-
Depreciation and amortization	67,941	40,858
Change in Assets and Liabilities:
(Increase) decrease in restricted cash	119,830	-
(Increase) decrease in prepaid assets	8,220	-
(Increase) decrease in accounts receivable	(87,056)	(73,453)
(Increase) decrease in notes receivable	(799,000)	-
(Increase) decrease in deposits	100,000	(285)
(Increase) decrease in inventory	(14,111)	(20,098)
Increase (decrease) in accounts payable	(67,624)	(132,522)
Increase (decrease) in accrued expenses	(645,681)	574,837

Net Cash Used by Operating Activities	(6,852,996)	(1,712,920)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(143,569)	(2,801)
Purchase of other assets	(254,304)	-

Net Cash Used by Investing Activities	(397,873)	(2,801)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	(30,075)	-
Common stock issued for cash	7,880,649	-
Proceeds from shareholder loans	24,235	86,955
Cancellation of common stock	-	(5,000)
Proceeds from sale of common stock	-	138,893
Proceeds from common stock options	-	1,321,567
Proceeds from notes payable	-	352,780
Payments on notes payable	(62,161)	(76,667)
Cash receipts on stock subscription receivable	134,637	-
Payment on capital lease	-	(9,000)

Net Cash Provided by Financing Activities	7,947,285	1,809,528

NET INCREASE IN CASH	696,416	93,807

CASH AT BEGINNING OF PERIOD	-	2,938

CASH AT END OF PERIOD	$696,416	$96,745

The accompanying notes are an integral part of these financial statements.

AMERICAN FIRE RETARDANT CORPORATION
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

Interest	$-	$273,883
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for extinguishment of debt	$1,330,513	$-
Common stock issued for services	$9,296,700	$7,450,859
Preferred stock issued for services	$1,334,000	$200,000
Preferred stock issued in satisfaction of accrued expenses	$-	$654,000

AMERICAN FIRE RETARDANT CORP
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results for the year ended December 31, 2004.

NOTE 2 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $49,151,281, which, along with reoccurring operating losses, raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Management has identified that the issuance of some shares of the Company’s common stock to certain employees and non-employed consultants for services rendered during the periods ended March 31, 2003 and December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at March 31, 2003 and December 31, 2002 and issued stock subsequent to March 31, 2003 in violation. The Company relied on its then legal counsel that the issuances were in compliance with the law. The Company may be subject to various actions and remedies as a result of these violations which, if made, could result in additional liability that could have a materially adverse effect on the Company’s financial statements, although as of the date of this report no claims have been asserted. The likelihood of such actions and remedies and the amount of any potential liability, if any, is not readily determinable. Accordingly, no related liability has been included in the accompanying financial statements..

NOTE 4 - CONCENTRATIONS OF RISK

Major Customers

Net sales for the nine months ended September 30, 2004 include sales to one major customer. During the nine months the customer had sales of $186,821 and receivables due of $130,188.

NOTE 5 - SIGNIFICANT AND SUBSEQUENT EVENTS

On July 6, 2004, the Company amended its articles of incorporation to increase its number of authorized shares to 10,300,000,000; consisting of 9,800,000,000 shares of common stock and 500,000,000 shares of preferred stock.

On July 14, 2004, the Company executed a letter of intent regarding the possible or proposed purchase of all of the outstanding common stock of Alchemco, Inc., a California corporation ("Alchemco") from two individuals unrelated to the Company. Prior to September 30, 2004, the Company made an initial payment of $250,000. Effective October 20, 2004, the Company entered into a stock purchase agreement to purchase all of the issued and outstanding shares of Alchemco. The Company issued a promissory note to Alchemco in the principal amount of $2,953,056 for the all of the issued and outstanding shares of Alchemco, in addition to its initial $250,000 cash payment. The Promissory Note was to be secured by the shares of Alchemco common stock and Alchemco was to become a wholly-owned subsidiary of the Company. Effective November 8, 2004, the Company rescinded their purchase agreement with Alchemco and entered into a settlement agreement which stated that Alchemco would retain the $250,000 down payment from the Company, which has been expensed at September 30, 2004.

On September 1, 2004, the Company approved a 1 for 250 reverse stock split. The reverse split became effective the same day. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

AMERICAN FIRE RETARDANT CORP
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

Subsequent to September 30, 2004, the Company has issued 1,859,980 shares of common stock for cash and services. Additionally, on November 1, 2004, the Company authorized a 1 for 2000 reverse stock split and all references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

Subsequent to September 30, 2004, the Company amended its articles of incorporation to reduce the par value of its common stock from $0.001 per share to $0.0001 per share and to increase the number of its authorized shares of common stock to 19,800,000,000 shares. All references to common stock have been retroactively restated to show the effect of the par value change.

NOTE 6 - NOTES RECEIVABLE

As of September 30, 2004, the Notes Receivable balance consists of four promissory notes with unrelated parties in amounts totaling $726,000, which are due on demand. The notes have stated interest totaling $113,600, which will not be recognized until received.

As of September 30, 2004, the Notes Receivable - Related Party balance consists of two promissory notes with related parties in amounts totaling $42,000, which are due on demand. The notes have stated interest totaling $60, which will not be recognized until received.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update the information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

Management’s Plan of Operation

We originally commenced operations as American Fire Retardant Corporation, a corporation organized under the laws of the State of Florida on November 20, 1992. Since 1993 we have undergone various changes in our corporate structure and domicile, whereby all of our subsidiaries were merged into the parent and the parent and our domicile was changed from the State of Florida to the State of Nevada.

We specialize in fire prevention and fire containment. As such, we are in the business of developing, manufacturing and marketing a line of interior and exterior fire retardant chemicals and products. We also provide fire resistive finishing services through our Textile Processing Center for commercial users. In addition, we design new technology for future fire resistive applications that are being mandated by local, state and federal agencies. Moreover, we install fire stopping materials, working directly under general, electrical, mechanical or plumbing contractors. We are also planning to enter the durable fire resistive fabric marketplace within the next two years..

In California, we have reduced the size and scope of our installation of fire stopping materials and have been focusing on increasing the sales of our fire retardant paints and chemicals to commercial customers. We do not believe that the net profit from the larger installation jobs is sufficient to warrant the time and effort involved in doing these jobs. Instead, we are focusing on smaller installation jobs that have a higher profit margin.

By acquiring the assets of National Certified Fire Retardant in the first quarter of 2004, we have expanded our fire retardant products to include paints and varnishes. It is in this area that we are particularly focused on increasing our marketing efforts. There are a number of areas regarding paints and varnishes for us to explore for potential new customers. This area in general is potentially lucrative because all the raw materials necessary for producing the fire-retardant paints and varnishes are readily available and we already have multiple suppliers for the raw materials. We are currently researching comparable costs in our industry and will be implementing a price increase in the near future. The purpose of these price changes is to become more competitive and to offset price increases due to inflation by some of our suppliers.

By the end of 2004, our industry should begin to feel the positive effects of legislation regarding the manufacturing of mattresses which are now required to be fire resistant. In California, where our headquarters are located, there is a law which became effective January 1, 2004 (California, TB603) which mandates that all mattresses sold in California be fire resistant. This law will begin being enforced as of January 1, 2005. We have been in discussion with a number of mattress manufacturers and mattress-related manufacturers to provide the treatment as required by this new law. We anticipate that this will have a significant positive impact on our future earnings but are not as yet able to determine how much of that new business we will be able to obtain. Should this legislation result in an increase in production demands, an increase in employees will be necessary.

In a related development, it was reported by USA Today that the Consumer Products Safety Commission is looking to toughen the standards nationwide for making mattresses fire resistant. It is unknown at this time if new standards will result in increased earnings for us or our industry, but we anticipate that it will be a very significant source of new business.

Third Quarter Changes in Financial Conditions

The balance of current assets at December 31, 2003 was $692,046 compared to a balance of $2,280,409 at September 30, 2004. The balance of current liabilities was $3,330,231 and $1,207,674, respectively, for the same period. The resulting current ratio at December 31, 2003 was 0.21 to 1. The current ratio at September 30, 2004 was 1.89 to 1. The current ratio indicates that our ability to pay our obligations has significantly improved over the course of 2004.

The balance of accounts receivable at September 30, 2004 was $397,007, an increase of $87,056 from the period ended December 31, 2003. The receivables increased mainly due to the increase in sales from our construction job at the Miami International Airport

Results of Operations

Three months ended September 30, 2004 compared to the corresponding period in 2003.

During the three months ended September 30, 2004, we had net revenues of $234,524 compared to $232,340 during the same period in 2003, an increase of $2,184 (a one percent increase). Costs of sales were $105,875 or approximately 45.1 percent of our revenues during the three-month period ended September 30, 2004 as compared to $212,202 or approximately 91.3 percent during the same period in 2003.

Our modest increase in revenues was due primarily to our decision to reduce the construction side of our business in California and get back to increasing the sales of our own products. We believe that the sale of our chemical, paints and varnishes are directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn, especially from our business inventory. The decrease in the costs of sales as a percentage of revenue is attributed to the stronger performance of the sales of our chemicals, paints and varnishes which realize higher gross profit margins than our construction

Our selling, general and administrative expenses increased by $779,623 or 15.8 percent for the period ended September 30, 2004 over the same period in 2003, mainly due to more expenses incurred for consulting services. Payroll expenses have increased by $188,350 for the three months ended September 30, 2004 or 227 percent, as compared with the same period in 2003.

We have been increasing our marketing efforts in 2004 and plan on continuing that trend into 2005. In particular, we are seeking to enter into agreements with mattress and mattress-related manufacturers and have had discussions with some of these already. Although no agreements have been reached, it is anticipated that this new field of fire retardancy should have a material positive impact on our operations. These potential agreements would include a substantial down payment from the manufacturer to allow us to obtain the necessary additional equipment to successfully handle the expected increase in production. Should any major agreements be implemented, the increase in production would require an appropriate increase in personnel

Depreciation and amortization expense was $25,538 for the three-month period ended September 30, 2004 as compared to $12,227 for the three-month period ended September 30, 2003.

Nine months ended September 30, 2004 compared to the corresponding period in 2003.

During the nine months ended September 30, 2004, we had net revenues of $712,335 compared to $919,168 during the same period in 2003, a decrease of $206,833 or 22.5 percent. Costs of sales were $308,090 or approximately 43.3 percent of our revenues during the nine-month period ended September 30, 2004 as compared to $522,611 or approximately 56.9 percent during the same period in 2003.

The substantial decrease in revenues primarily reflects our decision to reduce the construction side of our business in California and get back to increasing the sales of our own products. We believe that the sales of our chemical, paints and varnishes are directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn, especially from our business inventory. The decrease in the costs of sales as a percentage of revenue is attributed to the sales of our chemicals, paints and varnishes which realize higher gross profit margins than our construction services.

Our selling, general and administrative expenses increased by $4,709,957 or 50.4 percent for the period ended September 30, 2004 over the same period in 2003, mainly due to expenses incurred for consulting services. Payroll expenses have increased by $1,782,253 for the year to date period or 428.2 percent, as compared with the same period in 2003 largely due to the bonuses paid to our President, Stephen F. Owens in the second quarter through the issuance of Series A Preferred Stock.

Depreciation and amortization expense was $67,941 for the nine-month period ended September 30, 2004 as compared to $40,858 for the nine-month period ended September 30, 2003.

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

    We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities. In that regard, should we enter into a definitive agreement on any of those opportunities the source of financing will probably be equity offerings or a combination of private debt and equity offerings. Although we are in discussions with several companies, it is not anticipated that any of these discussions will result in an agreement being finalized before the 1st quarter of 2005.

At September 30, 2004, we had $2,691,791 in total current assets from which to pay our obligations. Our current liabilities amounted to $1,207,674. At September 30, 2004, we had a cash balance of $696,416.

Cash flow provided from financing activities was $7,947,285 for the nine months ended September 30, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period. A majority of the proceeds were used for working capital.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficiency from operations and development.

We are also anticipating a material positive impact on our cash flow from the legislation in California, mentioned above. We anticipate that the long-term impact will be substantial but the short-term has not been impacted yet because the legislation is not going to be enforced until January 2005.

At this time, it is unknown what the trends in the fire-retardant chemicals industry are. However, due to the legislation in California and potential changes from the Consumer Products Safety Commission, it would appear that the need for fire-retardant chemicals and paints should be increasing nationwide.

Quantitative and Qualitative Disclosure about Market Risk

We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT’S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Recent Developments

On April 8, 2004 we filed a Certificate of Amendment to our Articles of Incorporation increasing the number of authorized $0.001 par value shares of the Common Stock to 1,980,000,000. The number of preferred shares authorized remained at 500,000,000.

On July 7, 2004, we filed a Certificate of Amendment to our Articles of Incorporation increasing the number of authorized $0.001 par value shares of our common stock to 9,800,000,000. The number of preferred shares authorized remained at 500,000,000.

On August 24, 2004, we filed a Certificate of Amendment to our Certificate of Designation for the Series A Preferred Stock. The Certificate of Amendment to the Certificate of Designation for the Series A Preferred Stock increased the number of shares of our preferred stock designated as Series A from 100,000,000 to 200,000,000.

Effective September 1, 2004 we implemented a reverse split of our issued and outstanding common stock on the basis of one post-consolidation share for each 250 pre-consolidation shares.

Effective November 1, 2004 we implemented a reverse split of our issued and outstanding common stock on the basis of one post-consolidation share for each 2,000 pre-consolidation shares.

On November 3, 2004, we filed a Certificate of Amendment to our Articles of Incorporation increasing the number of authorized $0.001 par value shares of our common stock to 19,800,000,000. The number of preferred shares authorized remained at 500,000,000. In addition, we changed the par value of our common and preferred stock from $0.001 per share to $0.0001 per share.

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

Item 2.    Changes in Securities.

    See "Recent Developments," supra, for information about the Certificate of Amendment to our Certificate of Designation for the Series A Preferred Stock and the reverse split of our issued and outstanding common stock on the basis of one post-consolidation share for each 2,000 pre-consolidation shares.

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

.Item 5.    Other Information.

    None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)            Exhibits.

Exhibit No.	Identification of Exhibit

3.1**	Articles of Incorporation filed with the Articles of Merger on March 31, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on January 16, 2002.
3.3**	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on October 3, 2002.
3.4**	Certificate of Designation filed with the Secretary of State of Nevada on October 11, 2002.
3.5**	Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada on January 10, 2003.
3.6**	Amended Certificate of Designation filed with the Secretary of State of Nevada on February 3, 2003.
3.7**	Second Amended Certificate of Designation filed with the Secretary of State of Nevada on March 6, 2003.
3.8**	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on March 21, 2003.
3.9**	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on October 14, 2003.
3.10**	Certificate of Change filed with the Secretary of State of Nevada on March 17, 2004.
3.11**	Certificate of Amendment to Articles of Incorporation filed with Secretary of State of Nevada on April 8, 2004.
3.12**	Certificate of Amendment to Certificate of Designation filed with Secretary of State of Nevada on April 23, 2004.
3.13*	Certificate of Amendment to Articles of Incorporation filed with Secretary of State of Nevada on July 7, 2004.
3.14*	Certificate of Amendment to our Certificate of Designation for the Series A Preferred Stock filed with Secretary of State of Nevada on August 24, 2004.
3.15*	Certificate of Amendment to Articles of Incorporation filed with Secretary of State of Nevada on November 3, 2004.
3.16**	Bylaws.
31.1*	Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Randy W. Betts, Chief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Raoul L. Carroll, Chief Executive Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Randy W. Betts, Chief Financial Officer of American Fire Retardant Corp., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002
__________
* Filed herewith.
** Previously filed.

(b)    Reports on Form 8-K.

   None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIRE RETARDANT CORP.

Date: November 12, 2004	By:	/s/ Stephen F. Owens
Stephen F. Owens
Title: President

