Form 10QSB/A
period 2003-06-30
Global Materials & Services, Inc.
filed 2006-01-27
CIK 1049234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-26261

Global Materials & Services, Inc.
(formerly known as American Fire Retardant Corp.)

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0382645 (I.R.S. Employer Identification No.)
9316 Wheatlands Road, Suite C, Santee, California (Address of principal executive offices)	92071 (Zip Code)
(619) 258-3640

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2003, was 242,901,286 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION……………………………………………………………………………..3
Item 1. FinancialStatements
Balance Sheet as of June 30, 2003………………………………………………………………………….4
Statements of Operations as of June 30, 2003…………………………………………………………….6
Statements of Stockholders’ Equity (Deficit)……………………………………………………………..7
Statement of Cash Flows as of June 30, 2003……………………………………………………………..8
Notes to Financial Statements.…………………………………………………………………………….10
Item 2. Management’s Discussion and Analysis or Plan of Operation……………………………………..13
Item 3. Controls and Procedures……………………………………….………………………………………..15
PART II - OTHER INFORMATION…………………………………….….………………………………………...15
Item 1. Legal Proceedings……………………….…………………….………………………………………....15
Item 2. Changes in Securities ……………………………………….…………………………………………..15
Item 3. Defaults Upon Senior Securities……………………………………….……………………………….16
Item 4. Submission of Matters to a Vote of Security Holders……………………………………….….……16
Item 5. Other Information………………………………………..…….………………………………….……...16
Item 6. Exhibits and Reports on Form 8-K……………………………………….……………………….…….16

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.) Balance Sheets

ASSETS

	June 30,	December 31,
	2003	2002
	---------------------	-------------------
	(Unaudited)
	(Restated)

CURRENT ASSETS

Cash	$-	$2,938
Inventory	63,598	41,024
Accounts Receivable, net	488,910	237,385
Accounts receivable, related	20,054	-
	---------------------	-------------------
Total current assets	572,562	281,347
	---------------------	-------------------
PROPERTY AND EQUIPMENT, NET	43,508	67,639
	---------------------	-------------------
OTHER ASSETS

Restricted Cash	432,430	432,430
Intangible assets, net	3,000	7,500
Deposits	6,223	5,938
	---------------------	------------------
Total Other Assets	441,653	445,868
	---------------------	------------------
TOTAL ASSETS	$1,057,723	$794,854
	============	==========

The accompanying notes are an integral part of these financial statements.

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.) Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2003	2002
	-------------------	-----------------
	(Unaudited)
	(Restated )
CURRENT LIABILITIES

Cash overdraft	$17,258	$-
Accounts payable	293,021	367,243
Accrued expenses	1,740,737	1,840,510
Shareholder loans	275,154	224,038
Notes payable	864,165	580,139
Capital leases	2,200	9,000
Line of Credit	1,878,366	1,878,366
	--------------------	----------------
Total Current Liabilities	5,070,901	4,899,296
	-------------------	----------------
Total Liabilities	5,070,901	4,899,296
	-------------------	----------------
COMMITMENTS AND CONTINGENCIES

SERIES A CONVERTIBLE PREFERRED STOCK
$0.001 par value, 200,000,000 authorized,
42,000,000 and 2,500,000 issues and outstanding respectively	1,104,000	250,000
	------------------	---------------
STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, $0.001 par value, 1,800,000,000 shares authorized,
11,376,286 and 438,158 shares issued and outstanding, respectively	11,376	438
Additional paid-in capital	11,981,004	8,254,437
Accumulated Deficit	(17,109,558)	(12,609,317)
	-------------------	----------------
Total Stockholders' Equity (Deficit)	(5,117,178)	(4,354,442)
	------------------	----------------
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,057,723	$794,854
	=============	===========

The accompanying notes are an integral part of these financial statements

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.)
Statements of Operations
(Unaudited)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	------------------------------------------		---------------------------------------
	2003	2002	2003	2002
	-----------------	---------------	---------------	---------------
	(Restated)		(Restated)
NET SALES
Fireproofing Services	$704,735	$462,180	$190,912	$265,810
Chemical Sales	87.931	137,946	49,295	60,595
	-----------------	----------------	---------------	---------------
TOTAL NET SALES	792,666	600,126	240,207	326,405

COST OF SALES	310,409	253,734	115,668	125,837
	-----------------	----------------	---------------	---------------
GROSS MARGIN	482,257	346,392	124,539	200,568

EXPENSES

Selling, General & Administrative	4,375,244	1,692,501	3,194,880	1,222,376
Payroll expense	333,255	78,210	74,609	41,933
Compensation expense from stock
options issued	18,192	-	18,192	-
Travel and entertainment	41,746	51,303	14,103	23,069
Depreciation and amortization expense	28,631	32,634	14,316	15,369
Bad debt expense	-	585	-	585
	------------------	----------------	---------------	----------------
Total Expenses	4,797,068	1,855,233	3,316,100	1,303,332
	------------------	-----------------	----------------	----------------
LOSS FROM OPERATIONS	(4,314,811)	(1,508,841)	(3,191,561)	(1,102,764)
	------------------	-----------------	----------------	----------------
OTHER INCOME (EXPENSES)

Loss on disposal of assets	-	(30,101)	-	(30,101)
Rental Income	-	6,000	-	4,500
Miscellaneous Income	16,125	422	15,150	422
Interest Expense	(201,555)	(200,364)	(107,735)	(87,866)
	------------------	----------------	----------------	----------------
Total Other Income (Expense)	(185,430)	(224,043)	(92,585)	(113,045)
	------------------	----------------	----------------	----------------
LOSS BEFORE INCOME TAXES	(4,500,241)	(1,732,884)	(3,284,146)	(1,215,809)
PROVISION FOR INCOME TAXES	-	-	-	-
	------------------	----------------	----------------	----------------
NET (LOSS)	$(4,500,241)	$(1,732,884)	$(3,284,146)	$(1,215,809)
	==========	=========	=========	=========
BASIC LOSS PER SHARE	$(1.36)	$(83.33)	$(0.53)	$(43.83)
	==========	=========	=========	=========
BASIC WEIGHTED AVERAGE SHARES	3,303,176	20,796	6,242,346	27,741
	==========	=========	=========	=========
The accompanying notes are an integral part of these financial statements.

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	--------------------------------------		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
	----------------	-----------------	-------------------	------------------

Balance, December 31, 2002	438,158	$438	$8,254,437	$(12,609,317)

Common stock issued for services
(unaudited)	10,438,133	10,438	3,593,174	-

Cancelled shares (unaudited)
(restated)	(5)	-	(5,000)	-

Options exercised (unaudited)
(restated)	500,000	500	138,393	-

Net loss for the six months ended
June 30, 2003 (unaudited)
(restated)	-	-	-	(4,500,241)
	-----------------	-----------------	--------------------	------------------

Balance, June 30, 2003 (unaudited)
(restated)	11,376,286	$11,376	$11,981,004	$(17,109,558)
	==========	==========	===========	==========

The accompanying notes are an integral part of these financial statements.

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.) Statements of Cash Flows (Unaudited)
	For the Six Months Ended
	June 30,
	---------------------------------------------------------
	2003	2002
	---------------------------	--------------------------
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)

Net Loss	$(4,500,241)	$(1,732,884)
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
Common stock issued for services	3,585,420	677,800
Convertible preferred stock issued for services	200,000	-
Compensation expense for stock options issued	18,192	-
Amortization of deferred compensation	-	465,695
Depreciation and amortization	28,631	32,634
Loss on disposal of assets	-	30,101

Change in Assets and Liabilities:
(Increase) decrease in accounts receivable	(271,579)	111,059
(Increase) in deposits	(285)	-
(Increase) decrease in inventory	(22,574)	40,247
Decrease in prepaid expenses and intangibles	-	660
(Increase) in restricted cash	-	(12,886)
Decrease in accounts payable	(74,222)	6,523
Increase in accrued expenses	554,227	91,456
	-----------------------	----------------------
Net Cash Used by Operating Activities	(482,431)	(289,595)
	------------------	----------------------
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in cash overdraft	17,258	(20,826)
Proceeds from notes payable - related	51,116	-
Payments on notes payable - related	-	(10,053)
Cancellation of common stock	(5,000)	-
Proceeds from sale of common stock	138,893	226,500
Proceeds from notes payable	284,026	45,318
Proceeds from lines of credit	-	56,026
Payments on notes payable	-	(2,100)
Payments on capital lease	(6,800)	-
	-----------------------	----------------------
Net Cash Provided by Financing Activities	479,493	294,865
	--------------------------	----------------------
NET INCREASE (DECREASE) IN CASH	(2,938)	5,270

CASH AT BEGINNING OF PERIOD	2,938	-
	--------------------------	----------------------
CASH AT END OF PERIOD	$-	$5,270
	===============	=============
The accompanying notes are an integral part of these financial statements.

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.) Statements of Cash Flows (Continued) (Unaudited)
	For the Six Months Ended
	June 30,
	---------------------------------------------------------
	2003	2002
	----------------------	-------------------
	(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$201,555	$200,364
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$3,593,172	$677,800
Convertible preferred stock issued for services	$200,000	$2,123,500
Convertible preferred stock issued for satisfaction
of accrued expenses	$654,000	-

The accompanying notes are an integral part of these financial statements.

Global Materials & Services, Inc.
(formerly known as American Fire Retardant Corp.)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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

In order to retain highly skilled employees, officers and directors, outside service providers, and to obtain general funding, the Company’s Board of Directors has granted unqualified stock options periodically to various individuals. They are generally granted at not less than ninety percent of market price and have a life of up to five years and vest immediately or after 18 months.

During the second quarter of 2003, the Company issued 130,000,000 non-qualified options to employees valued at $156,424. All options were granted with an exercise price of not less than 90% of market value. As such, the Company recognized $18,192 as compensation expense.

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123 as amended by FASB Statement 148, “Accounting for Stock-Based Compensation”, requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed. During the periods presented, all options were exercised when granted. Accordingly, there is no fair value of the options.

Global Materials & Services, Inc.
(formerly known as American Fire Retardant Corp.)
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 1 - BASIS OF PRESENTATION (Continued)

Had compensation cost of the Company’s stock options granted to officers, directors, and employees been determined based on the fair value at the grant date under the accounting provisions of SFAS No. 123 and SFAS 148, the Company would not have recorded an additional expense for the three months or the six months ended June 30, 2003 as indicated in the table below:

For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2003	2002	2003	2002
	---------------------	------------------	---------------------	-------------------
	(Restated)		(Restated)
Net Loss as reported	$(3,284,146)	$(1,215,809)	$(4,500,241)	$(1,732,884)
	===========	==========	============	===========
Net Loss pro forma	$(3,284,146)	-	$(4,500,241)	-
	===========	==========	============	===========
Net loss per share as reported	$(0.53)	$(43.83)	$(1.36)	$(83.33)
	===========	==========	============	===========
Net loss per share pro forma	$(0.53)	$(43.83)	$(1.36)	$(83.33)
	===========	==========	============	===========

NOTE 2 -	GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has an accumulated deficit of $17,109,558, as well as current liabilities in excess of current assets of $4,498,339, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE 3 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company issued 109,925,000 shares of common stock for services and 45,000,000 to employees as a result of the exercise of stock options issued pursuant to the Company’s employee incentive plan

NOTE 4 -	COMMITMENTS AND CONTINGENCIES

Management has identified that the issuance of some shares of the Company’s common stock to certain employees and non-employee consultants for services rendered during the years ended December 31, 2002 and 2001 were issued in violation of Section 5 of the Securities Act of 1933, as amended. The Company was in violation at December 31, 2002 and issued stock subsequent to December 31, 2002 in violation. The Company

Global Materials & Services, Inc.
(formerly known as American Fire Retardant Corp.)

Notes to the Financial Statements

June 30, 2003 and December 31, 2002

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 5 - CONCENTRATIONS OF RISK

Major Customers

Net sales for the six months ended June 30, 2003 and 2002 include sales to the following major customers, together with the receivables due from those customers:

	Net Sales
	June 30,
	---------------------------------------------------------
	2003	2002
	------------------	-------------------

Customer A	$354,074	$-
Customer B	102,360	-
	-------------------	--------------------
	$456,434	$-
	=============	===========
		Trade
		Receivable
		Balance
		June 30,
		2003
		-------------------
Customer A		$297,996
Customer B		65,227
		-------------------
		$363,223
		===========

Because of the nature of the Company’s business, the major customers may vary.

NOTE 6 - REVERSE SPLIT

On June 19, 2003, the Company approved a one-for-two hundred reverse stock split. The reverse split became effective June 27, 2003. All references to common stock and per share data have been retroactively restated to show the effect of the reverse stock split.

Global Materials & Services, Inc.
(formerly known as American Fire Retardant Corp.)
Notes to the Financial Statements
June 30, 2003 and December 31, 2002

NOTE 7 - RELATED COMPANIES

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

The Company has entered into an additional arrangement with a separate related entity located in Mexico that allows the Mexican entity rights to all proprietary properties, technologies and products of the Company including sale and distribution of the Company’s products in Mexico. As of June 30, 2003, there had been no sale or distribution of the Company’s products in Mexico pursuant to this arrangement. Through June 30, 2003, the Company had loaned $19,054 to this entity. The principal shareholder and officer of this related Mexican entity is also an officer and shareholder of the Company.

NOTE 8 -	SETTLEMENT ON DISPUTED JOB

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

NOTE 9 - ISSUANCE OF PREFERRED SHARES OF STOCK

As disclosed in Item 2 of Part II, Other Information, on June 16, 2003, the Company issued 25,000,000 shares of Series A Redeemable Convertible Preferred Stock valued at $225,000 to its president, Stephen F. Owens, for repayment loans made to the Company.

NOTE 10	RESTATEMENT

The accompanying financial statements have been restated to correct an error in the previously issued financial statements. The change was made to properly reflect the compensation expense resulting from the issuance of options pursuant to the Company’s Employee Stock Incentive Plan.

As originally issued, the June 30, 2003 financial statements included Compensation Expense from Issuance of Common Stock of $21,752.
This expense was overstated by $3,560 which resulted in the net loss being overstated.

The correct amount of Compensation Expense of $18,192 is now reflected in the Statements of Operations as a separate line item.

We also found that a stock issuance for the Employee Stock Incentive Plan was accounted for in the second quarter of 2003 and is now correctly accounted for in the third quarter of 2003. The result of this was a reduction of outstanding common shares of 1,500,000 shares and it also eliminated the stock subscription receivable of $56,907.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Information

This quarterly report on Form 10-QSB of Global Materials & Services, Inc., a Nevada corporation (the “Company”), for the three months and six months ended June 30, 2003, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company’s current dependency on Stephen F. Owens, its director and executive officer, to continue funding the Company’s operations and, to the extent he should ever become unwilling to do so, the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

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

The increase in current liabilities of $171,605 is mainly due to the Company reaching a settlement of a dispute with a general contractor for whom the Company had performed worked. The Company used cash of $478,871 in its operations as it continues to focus itself as a market leader in the fire retardant industry.

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

The Company's selling, general and administrative expenses increased by $1,972,504 or 161.4% for the period ended June 30, 2003 over the same period in 2002, mainly due to expenses incurred for consulting services in regard to the Company's common stock. Payroll expenses have increased by $32,676 for the three months ended June 30, 2003 or 77.9%, as compared with the same period in 2002.

Management is seeking to increase the Company's marketing efforts in the coming year. In particular, the Company is increasing its’ marketing efforts in introducing TreeSafe to the consumer. TreeSafe is a fire-retardant for Christmas trees that prevents them from combusting. However, the Company is also subject to the current economic decline and risks associated with the decline in the use of construction materials and fire retardant chemical products associated with the construction.

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

External and Internal Sources of Liquidity

As discussed by the Company’s accountants in the audited financial statements included in Item 7 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company’s revenue is currently insufficient to cover its costs and expenses. In addition to the income received from the Company’s operations, certain significant stockholders, including Stephen F. Owens, a director, chief financial officer and controlling stockholder of the Company, continues to provide the Company the funds needed to continue its development and operations. To the extent the Company’s revenue shortfall exceeds this stockholder’s willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital
Management anticipates that the Company’s current financing strategy of private debt and equity offering, along with increased sales, will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate current business operations as well as a number of new prospects. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those projects.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of August 19, 2003, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Controls.

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 19, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this report, the Company had a court judgment from San Diego Superior Court, dated December 16, 2002 with the plaintiff being Ahern Rentals, Inc., a corporation, for unpaid liabilities in the amount of $11,082.80. The Company is currently in an installment payment plan with the plaintiff and is current on that plan. The Company also had a judgment against it in Los Angeles Superior Court, dated October 3, 2002, with the plaintiff being United Rentals, Inc. fdba Hi-Reach, for unpaid liabilities in the amount of $8,766.88 from a job that the Company was not paid for. The Company has paid off that debt. The Company also had a judgment against it in El Cajon Superior Court dated September 11, 2002, with the plaintiff being USF Bestway, Inc. for unpaid liabilities in the amount of $14,663.86. The Company is currently in an installment payment plan with the plaintiff and is current on that plan and has a balance of only $3,663.86 still owing. All liabilities involved in these proceedings are recorded as liabilities on the Company’s financial statements.

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
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Identification of Exhibit
2.1 (a)*	Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.1 (b)*	Certificate of Merger from the State of Louisiana regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.1 (c)*	Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.1 (d)*	Acquisition Agreement and Plan of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (a)*	Certificate of Merger from the State of Florida regarding Merger of AFRC Florida with and into AFRC Wyoming.
2.2 (b)*	Certificate of Merger from the State of Wyoming regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (c)*	Florida Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (d)*	Wyoming Articles of Merger regarding Merger of AFRC Louisiana with and into AFRC Wyoming.
2.2 (e)*	Acquisition Agreement and Plan of Merger regarding Merger of AFRC Florida with and into AFRC Wyoming.
2.3 (a)*	Articles of Merger regarding Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
2.3 (b)*	Acquisition Agreement and Plan of Merger regarding Merger of AFRC Wyoming with and into AFRC Nevada (the Company) to change the Domicile of the Company.
3.1*	Articles of Incorporation of Global Materials & Services, Inc. filed on January 20, 1998.
3.2*	Restated By-laws of Global Materials & Services, Inc.
3.3*	Qualification of Global Materials & Services, Inc., as a Foreign Corporation in the State of Florida.
3.4*	Qualification of Global Materials & Services, Inc., as a Foreign Corporation in the State of Louisiana.
3.5*	Statement and Designation of Global Materials & Services, Inc., as a Foreign Corporation in California.
3.6*	Qualification of Global Materials & Services, Inc., as a Foreign Corporation in the State of Colorado.
3.7*	Qualification of Global Materials & Services, Inc., as a Foreign Corporation in the State of Mississippi.
3.8*	Certificate of Amendment to Articles of Incorporation of Global Materials & Services, Inc., dated January 16, 2002.
10.1 (a)*	Letter of Intent between Global Materials & Services, Inc., and Fabritek Industries, LLC.
10.1 (b)*	Amendment to Letter of Intent between Global Materials & Services, Inc., and Fabritek Industries, LLC.
10.2*	Royalty Agreement between Global Materials & Services, Inc., and Norman O. Houser.
10.3*	Sale, Assignment and Assumption Agreement between American Fire Retardant Corp. and Patrick L. Brinkman with regard to the purchase of manufacturing rights to De-Fyre X-238.
10.4 (a)*	Merchant Service Agreement between Global Materials & Services, Inc., and St. Martin Bank.
10.4 (b)*	St. Martin Bank $100,090 Promissory Note Dated March 11, 1997.
10.4 (c)*	Edward E. Friloux Commercial Guaranty to St. Martin Bank re: $100,090 Promissory Note.
10.4 (d)*	Stephen F. Owens Commercial Guaranty to St. Martin Bank re: $100,090 Promissory Note.
10.4 (e)*	Angela M. Raidl Commercial Guaranty to St. Martin Bank re: $100,090 Promissory Note.
10.4 (f)*	St. Martin Bank $250,000 Promissory Note Dated May 21, 1998.
10.4 (g)*	St. Martin Bank Business Loan Agreement Dated August 18, 1998.
10.4 (h)*	St. Martin Bank $172,725.73 Promissory Note Dated August 18, 1998.
10.4 (i)*	Edward E. Friloux Commercial Guaranty to St. Martin Bank re: $172,725.73 Promissory Note.
10.4 (j)*	Stephen F. Owens Commercial Guaranty to St. Martin Bank re: $172,725.73 Promissory Note.
10.4 (k)*	Angela M. Raidl Commercial Guaranty to St. Martin Bank re: $172,725.73 Promissory Note.
10.4 (l)*	St. Martin Bank Commercial Pledge Agreement re: $172,725.72 Promissory Note.
10.4(m)*	St. Martin Bank Pledge of Collateral Mortgage Note re: $172,725.72 Promissory Note.
10.4 (n)*	St. Martin Bank Agreement to Provide Insurance re: $172,725.72 Promissory Note.
10.4 (o)*	St. Martin Bank - Collateral Mortgage re: $172,725.72Promissory Note.
10.4 (p)*	St. Martin Bank - $54,059.29 Promissory Note dated February 4, 1999.
10.5 (a)*	Private Capital, Inc. - Purchase and Security Agreement dated April 17, 1997.
10.5 (b)*	Private Capital, Inc. - Angela M. Raidl Continuing Guaranty & Waiver.
10.5 (c)*	Private Capital, Inc. - Stephen F. Owens and Edward E. Friloux Continuing Guaranty & Waiver.
10.6 (a)*	Bank of Erath $15,030 Promissory Note Dated June 16, 1997.
10.6 (b)*	Bank of Erath Loan Extension Agreement Dated October 20, 1998.
10.7*	Global Materials & Services, Inc. - El Cajon, California Industrial Lease
10.8 (a)*	Whitney Bank - $74,400 Secured Promissory Note
10.8 (b)*	Whitney Bank - Collateral Mortgage, Security Agreement and Assignment of Leases and Rents
10.9*	Global Materials & Services, Inc. - Standard Lease for Louisiana Corporate Apartment
10.10*	Oil, Gas & Mineral Lease with Penwell Energy Inc.
10.11(a)*	Whitney National Bank - $42,888.46 Promissory Note
10.11(b)*	Whitney National Bank - Security Agreement
10.12*	Presidio Capital Consulting Agreement
10.13*	Warren Guidry Letter Promissory Note
10.14(a)*	Agreement with Richard Rosenberg
10.14(b)*	Amendment to Agreement with Richard Rosenberg
10.14(c)*	Richard Rosenberg - $43,134.39 Promissory Note
10.15*	Investment Banking and Consulting Agreement with Capstone Partners LLC.
10.16*	March 7, 1999 $100,000 Promissory Note.
10.17*	August 25, 1999 Equipment Lease with Preferred Capital Corporation
10.18*	December 7, 1999 $100,000 Promissory Note with Private Capital, Inc.
10.19 (*)	Consulting Agreement dated October 1, 2001 entered into between Global Materials & Services, Inc. and Gregory Bartko, Esq.
23.1**	Consent from HJ Associates & Consultants, LLP
31.1	Certification of Raoul L. Carroll, Chief Executive Officer of Global Materials & Services, Inc., pursuant to 18 U.S.C. § as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Steve Owens, Chief Financial Officer of Global Materials & Services, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Raoul L. Carroll, Chief Executive Officer of Global Materials & Services, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Stephen F. Owens, Chief Financial Officer of Global Materials & Services, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
__________
* Incorporated herein as indicated.
** Filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Materials & Services, Inc. (formerly known as American Fire Retardant Corp.)

Date: January, 24, 2006	By:	/s/ Raoul J. Carroll
Raoul J. Carroll
Title Chief Executive Officer

Intentionally Left Blank